Form 10-Q
period 1996-03-31
COMPLETE MANAGEMENT INC
filed 1996-05-15
CIK 1002063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________________ to ______________________

Commission File Number: 0-27260
                        -------

                            COMPLETE MANAGEMENT, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          11-3149119
- --------------------------------------------------------------------------------
  State or other Jurisdiction of                       (I.R.S. Employer
  incorporation or organization                       Identification No.)
254 West 31st Street, New York, NY                         10001-2813
- --------------------------------------------------------------------------------
Address of principal executive offices                    (Zip Code)


                                 (212) 868-1188
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
    As of May 13, 1996 the registrant had a total of 7,438,298 shares of Common Stock outstanding. There was no Preferred Stock outstanding.

                            Complete Management, Inc.

                               Index to Form 10-Q

                                 March 31, 1996




PART I. FINANCIAL INFORMATION


       Item 1. Condensed Consolidated Financial Statements (unaudited)               Page
                                                                                     ----
               Condensed Consolidated Balance Sheets at December 31, 1995
                and March 31, 1996.................................................   3

               Condensed Consolidated Statements of Income for the three
                months ended March 31, 1995 and 1996................................  4

               Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1996................................  5

               Notes to Condensed Consolidated Financial Statements.................  6-10

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................  11-13

PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K.....................................  14

SIGNATURES..........................................................................  15


                            COMPLETE MANAGEMENT, INC.

                      Condensed Consolidated Balance Sheets

                                     Assets

                                                                                   December 31,      March 31,
                                                                                   ------------      ---------
                                                                                       1995             1996
                                                                                   ------------      ---------
                                                                                     (Audited)      (Unaudited)
Current assets:
     Cash and cash equivalents ...................................................   $      --     $ 2,539,679
     Marketable securities available-for-sale ....................................          --       9,599,316
     Notes receivable from a related party .......................................          --       1,985,641
     Accounts receivable:
       From a related party, less allowances of $-0- and $609,000, respectively
       and net of unamortized discount of $1,307,034 and $1,575,454, respectively      5,325,147     8,952,211
       Other .....................................................................          --         424,498
                                                                                      -----------   -----------
                                                                                       5,325,147     9,376,709
     Prepaid expenses and other current assets ...................................       356,097       514,049
                                                                                     -----------   -----------
       Total current assets ......................................................     5,681,244    24,015,394
Long-term portion of notes receivable from a related party .......................          --         134,492
Long-term portion of accounts receivable from a related party, net of unamortized
     discount of $603,758 and $731,998, respectively .............................     9,559,424    16,473,716
Property and equipment, net ......................................................       400,170     4,803,345
Excess of cost over net assets acquired, less accumulated amortization of
   $108,000 ......................................................................          --       8,567,088
Deferred registration costs ......................................................     1,985,446          --
Deferred costs, net of amortization of $65,000 ...................................          --          95,959
Other assets .....................................................................       233,777       264,294
                                                                                     -----------   -----------
          Total assets ...........................................................   $17,860,061   $54,354,288
                                                                                     ===========   ===========

                          Liabilities and shareholders' equity

Current liabilities:
     Notes payable ...............................................................   $ 1,000,000   $      --
     Accounts payable and accrued expenses .......................................     2,937,313     2,295,565
     Income taxes payable ........................................................        39,371       126,034
     Deferred income taxes -- current ............................................     1,799,523     4,214,450
     Current portion of long-term debt ...........................................        89,369       223,468
     Current portion of obligations under capital leases .........................          --         380,569
                                                                                     -----------   -----------
       Total current liabilities .................................................     5,865,576     7,240,086
Deferred income taxes -- non-current .............................................     4,435,776     5,902,100
Long-term debt ...................................................................       228,534     2,339,241
Obligations under capital leases .................................................          --       1,251,846
Commitments and contingencies
Shareholders' equity:
     Preferred shares, $.001 par value:
       Authorized 2,000,000 shares
       Issued and outstanding, none ..............................................          --            --
     Common shares, $.001 par value:
       Authorized, 20,000,000 shares
       Issued and outstanding, 2,980,573 and 7,438,298 shares, respectively ......         2,981         7,438
     Paid-in capital .............................................................       249,972    29,426,335
     Retained earnings ...........................................................     7,077,222     8,187,242
                                                                                     -----------   -----------
       Total shareholders' equity ................................................     7,330,175    37,621,015
                                                                                     -----------   -----------
           Total liabilities and shareholders' equity ............................   $17,860,061   $54,354,288
                                                                                     ===========   ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                   Condensed Consolidated Statements of Income

                                  (Unaudited)

                                               Three months ended March 31,
                                               ---------------------------
                                                  1995            1996
                                               ------------   -----------

Revenue:
      From a related party .................   $ 3,000,000    $ 5,078,008
      Other ................................          --          122,325
      Interest discount ....................      (487,196)      (515,176)
                                               -----------    -----------
Net revenue ................................     2,512,804      4,685,157
Cost of revenue ............................       566,904      1,724,845
General and administrative expenses ........       652,557      1,312,848
Fees paid to related parties ...............        37,250         10,425
                                               -----------    -----------
                                                 1,256,711      3,048,118
                                               -----------    -----------
Operating income ...........................     1,256,093      1,637,039
Other income (expense):
      Interest discount included in income .       302,334        587,076
      Interest and dividend income .........          --          115,633
      Interest expense .....................          --         (307,670)
      Gain on sale of marketable securities           --          158,442
                                               -----------    -----------
Net income before provision for income taxes     1,558,427      2,190,520
Provision for income taxes .................       732,400      1,080,500
                                               -----------    -----------
Net income .................................   $   826,027    $ 1,110,020
                                               ===========    ===========
Net income per share .......................   $      0.28    $      0.15
                                               ===========    ===========
Weighted average number of common shares and
  equivalents outstanding ..................     2,980,573      7,438,298
                                                 =========      =========







          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                 Condensed Consolidated Statements of Cash Flows


                                                              Three months ended March 31,
                                                            -----------------------------
                                                                1995            1996
                                                            ------------    ------------
Operating activities
Net income ..............................................   $    826,027    $  1,110,020
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation and amortization ......................         72,915         350,490
     Provision for deferred income taxes ................        726,000       1,077,250
     Amortization of discount of accounts receivable, net        184,862         (71,900)
     Gain on sale of marketable securities ..............           --          (158,442)
     Write-off of original issue discount ...............           --           237,500
     Changes in operating assets and liabilities:
          Notes receivable from a related party .........           --        (1,589,550)
          Accounts receivable ...........................     (1,828,800)     (3,474,496)
          Prepaid expenses and other current assets .....           --          (239,034)
          Accounts payable and accrued expenses .........         99,130      (1,161,507)
          Other assets ..................................         (1,047)        (36,000)
          Income taxes payable ..........................          6,400             409
                                                            ------------    ------------
Net cash provided by (used in) operating activities .....         85,487      (3,955,260)
                                                            ------------    ------------

Investing activities
Purchase of property and equipment ......................        (83,144)       (378,973)
Purchase of marketable securities .......................           --       (15,100,094)
Proceeds from sale of marketable securities .............           --         5,781,160
                                                            ------------    ------------
Net cash used in investing activities ...................        (83,144)     (9,697,907)
                                                            ------------    ------------

Financing activities
Proceeds from issuance of common stock, net of
     underwriter's commission and expenses ..............           --        16,380,000
Payments of registration costs of common stock ..........           --        (1,166,992)
Proceeds from long-term debt ............................           --         2,000,000
Bank overdraft ..........................................         (2,343)           --
Cash acquired in merger .................................           --           103,631
Repayment of notes payable ..............................           --        (1,000,000)
Principal payments on long-term debt ....................           --           (34,911)
Repayment of capital lease obligations ..................           --           (88,882)
                                                            ------------    ------------
Net cash (used in) provided by financing activities .....         (2,343)     16,192,846
                                                            ------------    ------------
Net increase in cash and cash equivalents ...............           --         2,539,679
Cash and cash equivalents, begining of period ...........           --              --
                                                            ------------    ------------
Cash and cash equivalents, end of period ................   $       --      $  2,539,679
                                                            ============    ============

Supplemental disclosures of cash flow information
  Cash paid during the year for:
     Interest ...........................................   $       --      $     64,839
     Taxes ..............................................           --             2,842

  Non-cash financing activities:
     Capital stock issued for acquisition ...............   $       --      $ 15,266,463



                                       5

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1996

1. BASIS OF PRESENTATION AND OPERATIONS

     The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Complete Management, Inc. ("CMI" or the "Company") audited financial statements for the year ended December 31, 1995.

     The Company's primary client, Greater Metropolitan Medical Services ("GMMS") is a multi-specialty medical practice group which provides evaluations, diagnosis and treatment in the New York metropolitan area. Currently, the practice's primary medical focus is to treat patients with injury-related conditions who carry insurance with various different insurance carriers under the Workers' Compensation and No-fault guidelines.

     The following unaudited tabulation sets forth the operating results of GMM for the three months ended March 31, 1995 and 1996.



                                                       Three months ended                                 Three months ended
                                                         March 31, 1995                                     March 31, 1996
                                          ----------------------------------------------   -----------------------------------------
                                             General                                        General
                                             Medical      Diagnostic        Total           Medical        Diagnostic       Total
                                             Services       Imaging          GMMS           Services        Imaging          GMMS
                                             --------     ----------        -----           --------       ----------       -----
Unaudited:
Services rendered ........................  $4,529,253     $1,577,028    $6,106,281       $5,044,019      $2,052,998     $7,097,017
Contractual allowances ...................    (382,723)       (68,981)     (451,704)        (448,856)       (176,753)      (625,609)
                                             ---------      ---------     ---------        ---------       ---------      ---------
Net medical service fees .................   4,146,530      1,508,047     5,654,577        4,595,163       1,876,245      6,471,408
                                             ---------      ---------     ---------        ---------       ---------      ---------
Less expenses:
     Medical personnel payroll ...........     369,460        105,711       475,171          688,930          82,802        771,732
     Other ...............................     101,605          3,774       105,379          342,652          26,498        369,150
                                             ---------      ---------     ---------        ---------       ---------      ---------
        Total expenses ...................     471,065        109,485       580,550        1,031,582         109,300      1,140,882
                                             ---------      ---------     ---------        ---------       ---------      ---------
     Owner physician payroll  and
      entity income ......................     675,465          --          675,465          252,518            --          252,518
Management fee ...........................  $3,000,000     $1,398,562    $4,398,562       $3,311,063      $1,766,945     $5,078,008
                                            ===========    ==========    ==========       ==========      ==========     ==========


Relationship between the Company and GMMS (Unaudited)

    General

    GMMS' operations are limited to the following activities:

     (1)  Rendering services to patients;
     (2) Payment of compensation to both the owner physician and other medical personnel; and
     (3) Payment of miscellaneous expenses incidental to the rendering of the medical services.

    As more fully discussed below, the Company's operations as they relate to GMMS include the following activities:

      1) Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
      2)  Billing and collection for all patient medical services rendered; and
      3) Any other activity necessary to ensure the proper delivery of medical service.

     Economics

    The activities of GMMS are limited to the rendering of medical services, and accordingly, its principle asset is the accounts receivable due from the third-party payors and/or its patients (minimal services are paid for by the

                            COMPLETE MANAGEMENT, INC.

                                   (Unaudited)

                                 March 31, 1996

1. BASIS OF PRESENTATION AND OPERATIONS (Continued)

patient at the time service is rendered). Further, substantially all of the non-clinical activities of GMMS, as defined by the management agreement, are performed by the Company. GMMS' principal liabilities are the amount due to the owner physician and other medical personnel for services and the fee due to the Company under the management agreement.

     The tabulation above reflects those dynamics in that revenue generated by GMMS in the amount of $6,106,281 and $7,097,017 for the three months ended March 31, 1995 and 1996, respectively, has been allocated to the owner physician and medical personnel payroll and management fee due to the Company.

     Finally, due to the fact that the management fee is paid by GMMS, through an assignment of its accounts receivable, and the doctors' compensation is paid currently, GMMS' cash flows are principally a pass through of cash received for the delivery of services rendered and cost of those services.

     Notes receivable from a related party included in the accompanying unaudited balance sheet, represents working capital advances made to GMMS which are due on demand.

    Excess of Cost Over Net Assets Acquired

    For purposes of amortizing the excess of cost over net assets acquired (goodwill) arising from the acquisition and merger of Medical Management, Inc. ("MMI") (as described in Note 2) the Company's policy is to record goodwill resulting from the merger based on appraisals, evaluations and estimates of the fair value of the assets acquired. Until such time that these evaluations are completed, the Company is amortizing goodwill on the straight-line method over a 20-year period. The value of goodwill and the period of amortization of goodwill may be adjusted in future periods when the fair value and useful lives of the assets acquired are determined.

    Accounting for Impairments in Long-Lived Assets

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Being Disposed Of", which the Company adopted on January 1, 1996. This statement requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. In evaluating recoverability, the Company estimates the future cash flows expected to result from the assets and its eventual disposition. If the sum of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No such loss was recognized in the March 31, 1996 financial statements.

    Stock Option Plan

    The Financial Accounting Standards Board has issued Statement of Accounting Standard No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted upon issuance. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of this statement had no material effect on the March 31, 1996 financial statements.

2. INITIAL PUBLIC OFFERING AND ACQUISITION OF MEDICAL MANAGEMENT, INC.

     On January 3, 1996, the Company completed an Initial Public Offering (the "IPO") of 2,000,000 common shares at $9.00 per share and received proceeds net of underwriter's commission and expenses of $16,380,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses amounted to $2,468,000. In addition, the Company sold to the underwriter, or its designee, at a price of $.001 per Representative's Warrant, up to 200,000 Warrants entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

                            COMPLETE MANAGEMENT, INC.

                                   (Unaudited)

                                 March 31, 1996

2. INITIAL PUBLIC OFFERING AND ACQUISITION OF MEDICAL MANAGEMENT, INC.
   (Continued)

     Simultaneously, upon the completion of the IPO, the Company acquired Medical Management, Inc., through a merger, as a wholly-owned subsidiary of CMI. MMI is principally engaged in providing diagnostic imaging equipment and billing and management services thereto. Currently, MMI operates six diagnostic imaging units for two clients. MMI has also entered into two additional agreements for diagnostic imaging units at two metropolitan area hospitals. GMMS is the primary client of MMI and the sole client of CMI. The terms of the merger provided that MMI shareholders receive .778 CMI common shares for each common share which they held based upon the IPO price of $9.00 per share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI common shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, CMI issued 2,211,953 common shares to effect the merger including shares to be issued in satisfaction of outstanding options and warrants to purchase the MMI shares. Upon the closing of CMI's initial public offering on January 3, 1996, the President and Chief Executive Officer and Vice President and Chief Operating Officer of MMI became officers of CMI.

     The following table summarizes selected unaudited pro forma financial data for the three months ended March 31, 1995. The amounts shown have been prepared to illustrate the effect of the consummation of the acquisition as if the transaction had taken place on January 1, 1995.

                                                      Three months ended
                                                        March 31, 1995
                                                  --------------------------                          Pro forma          Pro forma
                                                       CMI            MMI            Total           Adjustments           Total
                                                  -----------      ------------    -----------      -------------       ----------
Revenue ..................................        $ 3,000,000      $ 1,738,018     $ 4,738,018      $      --           $ 4,738,018
Interest discount ........................           (487,000)            --          (487,000)        (171,000)(1)        (658,000)
                                                  -----------      -----------     -----------      -----------         -----------
Net revenue ..............................        $ 2,513,000      $ 1,738,018     $ 4,251,018      $  (171,000)        $ 4,080,018
                                                  ===========      ===========     ===========      ===========         ===========
Income before provision for
  income taxes ...........................        $ 1,558,427      $   561,346     $ 2,119,773      $  (272,444)(2)     $ 1,847,329
Provision for income taxes ...............            732,000          267,000         999,000          (79,800)(3)         919,200
                                                  -----------      -----------     -----------      -----------         -----------
Net income ...............................        $   826,427      $   294,346     $ 1,120,773      $  (192,644)        $   928,129
                                                  ===========      ===========     ===========      ===========         ===========
Net income per share......................                                                                              $      0.12
                                                                                                                        ===========
Weighted average number of
  common shares and
  equivalents outstanding ................                                                                                7,438,298
                                                                                                                        ===========
Pro forma adjustments:
(1)  Reflects an interest discount taken for the presumed collection cycle of MMI revenues over a two-year period at an interest rate of 12% which is management's estimate of its
       incremental borrowing rate ...................................................................................   $  (171,000)
                                                                                                                        ===========
(2)  Adjustments consist of the following:
      (a)   Reflects an interest discount taken for the presumed collection cycle of MMI revenues over a two year period at an interest rate of 12% which is management's estimate of its incremental borrowing rate.............................................................................  $  (171,000)
      (b)   Reflects increased costs of employment agreements ........................................................     (144,000)
      (c)   Reflects the amortization on the straight-line method over  a 20-year period of the excess
               of cost over net assets acquired recorded at  approximately $8,676,000 ................................     (108,444)
      (d)   Represents interest income earned as a result of the amortization over a two-year period
               of the interest discount in (1) above .................................................................      151,000
                                                                                                                        -----------
      Total adjustments ..............................................................................................  $  (272,444)
                                                                                                                        ===========
(3)   Assumes an effective tax rate after adjustments of 47% .........................................................  $   (79,800)
                                                                                                                        ===========

3. ACCOUNTS RECEIVABLE

     The Company's accounts receivables are generated from its clients (the "Clients") under management contracts whereby the Company is entitled to management fees for practice management services it performed or an agreed-upon fee for each medical procedure performed.

                            COMPLETE MANAGEMENT, INC.

                                   (Unaudited)

                                 March 31, 1996

3. ACCOUNTS RECEIVABLE (Continued)

     As collateral for its fee revenue receivable from its primary client, GMMS, the Company has a security interest in GMMS' trade receivables.

     In 1996, as part of the Company's periodic review for potential impairment of all third-party payor receivables prior to the acceptance for payment of its fee, the Company determined that based upon its Clients' historical collection experience and the results of the review, its Clients had receivables substantially in excess of the amounts owed to the Company after giving effect to their collectability. Accordingly, this factor along with the fact that GMMS assigns it receivables to the Company on a full recourse basis in payment of its fees indicates that recognition of bad debts is not required.

     Management has determined, based on actual results and industry factors, that CMI's and MMI's receivables have collection cycles of approximately three years and two years, respectively, and accordingly, have been reflected in the accompanying financial statements on a discounted basis (8% per annum in 1996 and 12% per annum in 1995). Management believes that its experience and that of the Company is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which their receivables are collected (i.e., government regulations, etc.), it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.



4. NOTES PAYABLE

     In September and October 1995, the Company borrowed an aggregate of $1,000,000 secured by all assets from three lenders (the "Secured Lenders").
The loans were evidenced by secured notes (the "Secured Notes") which were due on the earlier of the consummation of the IPO or five years following their issuance. The Secured Notes carried interest rates of 12% to 14% per annum. In addition, the Company paid a processing fee of $12,500 and reimbursed them for costs of approximately $20,000, which were charged to operations in the period paid. In connection with execution of the Secured Notes, the Company issued to the Secured Lenders 27,778 common shares which have an aggregate value of $250,000 (this original issue discount was charged to operations over the term of the loan; $12,500 in 1995 and $237,500 in January 1996) when valued at the IPO price of $9.00 per share. The unamortized portion of the discount of $237,500 at December 31, 1995 was classified as prepaid and other current assets on the accompanying balance sheet. The Secured Notes were paid in full in January 1996 from the proceeds of the IPO.

     In March 1996, the Company sold $2,000,000 of Convertible Subordinated Notes (the "Notes") to accredited investors. The notes bear interest at 8%, payable quarterly. The entire principal is due five years from the date of issuance. Holders of the Notes may convert all or any portion into common shares of the Company at $9.00 per share, subject to adjustment for stock splits, dividends, recapitalization, etc. Under certain circumstances, such as a change in control, holders of the Notes may require the Company to redeem the Notes at 125% of the original principal amount. The Notes are subordinate in right of payment to certain future indebtedness which may be incurred by the Company. The purchasers and/or affiliates have an option for 120 days to acquire an additional $3,000,000 of Notes from the Company under the same terms and conditions.

5. SUBSEQUENT EVENTS

     On April 2, 1996, options for an aggregate of 835,000 shares, exercisable at $8.375 price during a ten-year period were granted to 8 officers and 12 other employees and consultants of the Company. These options will be exercisable for one-third of the shares covered thereby as of the date of the grant and for an additional one-third of the shares covered thereby each year thereafter. In addition, options for 20,000 shares were granted to each of the Company's two outside directors. Options granted to outside directors are exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service.

     On April 24, 1996, the common shares of the Company were approved for listing on the American Stock Exchange under the symbol "CMI" and began trading on May 6, 1996.

                            COMPLETE MANAGEMENT, INC.

                                   (Unaudited)

                                 March 31, 1996

5. SUBSEQUENT EVENTS (Continued)

     On May 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission for $30,000,000 Convertible Subordinated Debentures (the "Debentures") due 2003 at an interest rate ranging from 7 to 8 1/2%, payable semi-annually on August 15 and February 15. The debentures are convertible into common shares, par value $.001 per share, of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of 120% to 130% of the closing price of the common shares on the American Stock Exchange on the effective date of the offering, subject to adjustment in certain events.

6. NET INCOME PER SHARE

     Net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the periods.

                            COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
          and Analysis of Financial Condition and Results of Operations

                                 March 31, 1996

     The following discussion of the results of the operations and financial condition of CMI should be read in conjunction with CMI's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report.

Overview

     Complete Management, Inc. which commenced operations on April 1, 1993, is a physician practice management company. It provides physician and hospital management and support services to medical practice groups and hospitals in the greater New York metropolitan area, primarily to medical practice groups focused on the treatment and evaluation of patients with injury-related conditions. The services offered by the Company include substantially all aspects of business, financial and marketing support required by a medical practice but do not include providing any type of medical diagnostic or treatment services. The Company offers sophisticated business and management systems and a high level of professional competence to doctors and hospitals that, increasingly, are faced with complex, time-consuming and expensive reporting, record-keeping, purchasing, collections and other non-medical requirements of a successful practice.

     Services provided by the Company include the provision of office space and equipment, non-medical personnel, administrative services, billing, receivables collection, regulatory compliance, and non-medical services related to its clients' diagnostic imaging services. The Company also offers consultation regarding marketing strategies and provides financing for the expansion of its clients' medical practices. By focusing solely on the business support of medical practices, the Company is able to offer a variety of operating efficiencies that would be difficult to establish and maintain by the typical, unassisted medical practice.

     The Company's current medical practice clients focus on the treatment of patients with injury-related conditions in which the reporting, record-keeping and other requirements imposed by governmental regulations, payors policies or litigation or dispute resolution processes are highly complex, change rapidly and unpredictably and require a high level of specialized non-medical knowledge. The Company offers both management and staff with high levels of training and experience in these activities.

     CMI's revenues are derived primarily from management fees for practice management services it performed or an agreed-upon fee for each medical procedure performed. CMI's charges for the various services performed for a client are intended to reflect the varying costs incurred by CMI in providing services to such client's including rental costs, compensation of CMI's supplied personnel, costs of third-party payor documentation, costs of billing and collections, and the need for CMI to provide financing to enable its clients to acquire high cost diagnostic equipment, as well as to acquire other medical practices.

Results of Operations

     The Company's combined results of operations for the three months ended March 31, 1995 are discussed on a pro forma consolidated basis as if MMI had been consolidated into CMI for the entire period. The three months ended March 31, 1996 reflects the actual consolidation of MMI into CMI for the entire reporting period.

Revenue

     Revenue in 1995 was $4,738,000 as compared to $5,200,000 in 1996, an increase of $462,000 (9.7%). The significant increase ($332,000) emanated from management services rendered by the Company to GMMS as a result of an increase in the number patients treated and evaluated by GMMS. Additionally, three new GMMS offices (Garden City, Staten Island and Newburgh, New York) opened during the fourth quarter of 1995 are fully integrated in 1996. The remaining increase ($130,000) resulted from a 31% increase in the volume of diagnostic imaging scans in 1996 provided by GMMS offset by the completion of an agreement with an existing metropolitan area hospital client during January 1996.

                            COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
    and Analysis of Financial Condition and Results of Operations (Continued)

                                 March 31, 1996

Cost of Revenues

     Cost of revenue was $1,107,000 in 1995 as compared to $1,725,000 in 1996 an increase of $618,000 (55.8%). A significant portion of this increase ($298,000) was due to the hiring of additional practice management and other support personnel such as appointment schedulers and intake examiners in order to properly administrate GMMS' expanding medical practices. Consulting fees and patient transportation cost increased by $91,000 and $50,000 respectively, as a result of the increase in the number of patient services and diagnostic imaging scans provided by GMMS in 1996. Depreciation and amortization increased by $74,000 primarily as a result of an increase in medical equipment purchases of $1,858,000.

General and Administrative Expenses

     General and administrative expenses (including fees paid to related parties) decreased by $184,000 from $1,507,000 in 1995 to $1,323,000 in 1996.
The decrease was primarily due to the reclassification of the aforementioned consulting fees to cost of revenues ($91,000) in order to be consistent with the Company's new practice management services agreement.

Interest Expense

     Interest expense increased in 1996 as compared to 1995 by approximately $265,000. The principal increase is attributed to the write-off of ($237,500) of original issue discount as related to the repayment of the Secured Notes. The balance of the increase ($33,000) was the interest incurred as related to the mobile diagnostic testing machine utilized at a metropolitan area medical center.

Liquidity and Capital Resources

     On January 3, 1996, the Company completed an initial public offering of 2,000,000 common shares at $9.00 per share and received proceeds net of underwriter's commission and expenses of $16,380,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses were $2,468,000, of which the Company paid $1,166,992 in the three months ended March 31, 1996. In addition, the Company sold to the underwriter, or its designee, at a price of $.001 per Representative's Warrant, 200,000 Warrants entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

    Also, on January 3, 1996, the Company completed the merger of Medical Management, Inc. into a wholly-owned subsidiary of CMI. The terms of the merger provided that MMI shareholders receive .778 CMI common shares for each MMI common share which they held based upon the IPO price of $9.00 per share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI common shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, the Company issued 2,211,953 common shares to effect the merger including shares to be issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of cost over net assets acquired (goodwill) of $8,676,000 as a result of the acquisition of MMI will be amortized on a straight-line basis over a period not to exceed twenty years.

    The Company's principal cash requirements to date have been to fund working capital and capital expenditures in order to support the growth of fee revenue. The Company has financed these requirements primarily through cash flow from operations, the proceeds from the Secured Notes and from the IPO it completed on January 3, 1996.

    During the first three months of 1996, the principal uses of cash have been to support operating activities and to repay short-term debt. Net cash used for operating activities in 1995 was $3,955,000. In January 1996, the Company loaned GMMS for working capital needs approximately $1,590,000 due on demand at

                            COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
    and Analysis of Financial Condition and Results of Operations (Continued)

                                 March 31, 1996

interest of 9% per annum. The Company does not anticipate making any additional loans to GMMS. At March 31, 1996 the Company had working capital of $16,775,000.

    The Company repaid $1,000,000 in short-term debt to three lenders with proceeds from the IPO as called for in the lender's agreements. There was no pre-payment penalty or additional costs associated with the prepayment.

    The Company also borrowed $2,000,000 from accredited investors in order to supplant the Company's working capital needs in the event certain non-definitive potential acquisitions of the Company should materialize rapidly.

    The Company currently has certain commitments for capital expenditures of approximately $1,140,000 for new diagnostic testing units to be constructed and installed in two major metropolitan area hospitals. The current availability of funds is more than adequate to facilitate such costs of the projects in addition to the initial startup costs. Historically, whenever the Company begins servicing a new client for diagnostic testing, the Company requires funding to acquire, setup, develop and manage the operating facilities of the client during the period from the initial startup until sufficient cash flow levels from reimbursements from third-party payors is achieved. During these periods the Company's clients cash flow is negatively affected by the slow payment of medical claims from third-party payors. As a result of the slow payment pattern the Company's clients delay payment of management fees thus causing the Company to require more capital to finance its management fee receivables than would be required with traditionally faster receivable payment cycles for its clients.

    The Company expects cash, cash equivalents, short-term investments, cash generated from operations and short-term borrowings to be more than sufficient to meet its current working capital requirements over the near term and at least through the balance of the current year with the exception and uncertainty of the consummation of any potential acquisitions the Company currently may be pursuing. However, if the Company feels that its requirements for capital expenditures for new clients, expansion of the testing facilities and any potential acquisitions and its working capital needs exceed current anticipated levels, the Company may be required to obtain additional funds in the credit or capital markets.

                            Complete Management, Inc.

                           Part II. OTHER INFORMATION

                                 March 31, 1996


Item 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits None.

    (b)  Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMPLETE MANAGEMENT, INC.
                                         ------------------------
                                              (Registrant)



Date:     May 13, 1996                           /s/ STEVEN RABINOVICI
                                          ------------------------------------
                                                     Steven Rabinovici
                                           Chief Executive Officer and Director



Date:     May 13, 1996                         /s/ JOSEPH M. SCOTTI
                                        ---------------------------------------
                                                  Joseph M. Scotti
                                        Vice President, Chief Financial Officer,
                                            Secretary, Treasurer & Director