Form 10-Q
period 1996-09-30
COMPLETE MANAGEMENT INC
filed 1996-11-14
CIK 1002063

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

                                      or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------      -----------------


Commission File Number:         0-27260
                              ------------------------------------------------


                           COMPLETE MANAGEMENT, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New York                                          11-3149119
------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)



      254 West 31st Street, New York, NY                         10001-2813
-------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)


                                (212) 868-1188
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
     ----    -----

As of October 31, 1996 the registrant had a total of 7,971,971 common shares outstanding. There were no preferred shares outstanding.

                           Complete Management, Inc.

                              Index to Form 10-Q

                              September 30, 1996


PART I.  FINANCIAL INFORMATION                                                                               Page
          Item 1.  Condensed Consolidated Financial Statements (unaudited)

                   Condensed Consolidated Balance Sheets at December 31, 1995 and September 30, 1996......    3

                   Condensed Consolidated Statements of Income for the three months and nine months
                      ended September 30, 1995 and 1996...................................................    4

                   Condensed Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 1995 and 1996.........................................................    5

                   Notes to Condensed Consolidated Financial Statements...................................    6-11

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12-15


PART II. OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.......................................................    16

SIGNATURES................................................................................................    17

                           COMPLETE MANAGEMENT, INC.

                     Condensed Consolidated Balance Sheets

                                                                                            December 31,        September 30,
                                                                                                1995                1996
                                                                                          -----------------   ------------------
                                                     Assets                                  (Audited)           (Unaudited)
Current assets:
     Cash and cash equivalents.......................................................   $              -     $    11,792,115
     Marketable securities available-for-sale........................................                  -          11,087,414
     Notes receivable from a related party...........................................                  -           1,952,792
     Accounts receivable:
        From a related party, less allowances of -0- and $609,000, respectively,
           and net of unamortized discount of $1,307,034 and $1,651,643, respectively          5,325,147          13,414,708
        Other........................................................................                  -           3,021,180
                                                                                        ----------------     ---------------
        Total accounts receivable....................................................          5,325,147          16,435,888
     Marketable securities held-to-maturity..........................................                  -          14,089,808
     Short-term investments..........................................................                                800,800
     Prepaid expenses and other current assets.......................................            356,097           1,196,771
                                                                                        ----------------     ---------------
           Total current assets......................................................          5,681,244          57,355,588
Long-term portion of notes receivable from a related party...........................                  -              67,193
Long-term portion of accounts receivable from a related party, net of unamortized
     discount of $603,758 and $620,151, respectively.................................          9,559,424          23,171,951
Marketable securities held-to-maturity - non-current.................................                  -             673,789
Property and equipment, net..........................................................            400,170           6,544,134
Excess of cost over net assets acquired, less accumulated amortization of $325,332...                  -          12,068,217
Deferred registration costs..........................................................          1,985,446                   -
Deferred debenture issuance costs....................................................                  -           4,691,560
Other assets.........................................................................            233,777             635,543
                                                                                        ----------------     ---------------
                       Total assets..................................................   $     17,860,061    $    105,207,975
                                                                                        ================     ===============
                                             Liabilities and shareholders' equity
Current liabilities:
     Notes payable...................................................................   $      1,000,000    $              -
     Accounts payable and accrued expenses...........................................          2,937,313           1,845,336
     Income taxes payable............................................................             39,371           2,354,258
     Deferred income taxes - current.................................................          1,799,523           5,102,647
     Current portion of long-term debt...............................................             89,369             316,458
     Current portion of obligations under capital leases.............................                  -             521,910
                                                                                        ----------------     ---------------
           Total current liabilities.................................................          5,865,576          10,140,609
Deferred income taxes - non-current..................................................          4,435,776           5,164,834
Long-term debt.......................................................................            228,534             398,227
Obligations under capital leases.....................................................                  -           1,567,208
Convertible subordinated debt........................................................                  -          45,250,000
Shareholders' Equity:
     Preferred stock, $.001 par value:
        Authorized, 2,000,000 shares
        Issued and outstanding, none.................................................                  -                   -
     Common stock, $.001 par value:
        Authorized, 20,000,000 shares
        Issued and outstanding, 2,980,573 and 7,673,293 shares, respectively.........              2,981               7,673
     Paid-in capital.................................................................            249,972          31,687,168
     Retained earnings...............................................................          7,077,222          10,992,256
                                                                                        ----------------     ---------------
           Total shareholders' equity................................................          7,330,175          42,687,097
                                                                                        ----------------     ---------------
                       Total liabilities and shareholders' equity....................   $     17,860,061     $   105,207,975
                                                                                        ================     ===============

                                      3


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                           COMPLETE MANAGEMENT, INC.

                       Consolidated Statements of Income
                                  (Unaudited)

                                             Nine  months  ended  September 30,   Three  months  ended  September  30,
                                              -------------------------------     ------------------------------------
                                                  1995              1996               1995           1996
                                              -------------    --------------     -------------   --------------
Revenue:
    From a related party...................   $   9,056,236    $   18,020,364     $   2,666,262    $   7,100,852
    Other..................................               -         2,009,529                 -        1,666,447
    Interest discount......................      (1,482,328)       (1,747,825)         (494,929)        (692,223)
                                              -------------    --------------     -------------   --------------
Net revenue................................       7,573,908        18,282,068         2,171,333        8,075,076
                                              -------------    --------------     -------------   --------------
Cost of revenue............................       1,721,692         6,597,746           605,022        2,873,117
General and administrative expenses........       2,090,455         4,859,068           763,434        2,138,146
Fees paid to related parties...............          77,175            10,425            39,925                -
                                              -------------    --------------     -------------   --------------
                                                  3,889,322        11,467,239         1,408,381        5,011,263
                                              -------------    --------------     -------------   --------------
Operating income...........................       3,684,586         6,814,829           762,952        3,063,813
Other income (expense):
    Interest discount included in income...       1,144,210         1,855,382           513,621          619,346
    Interest and dividend income...........               -           687,356                 -          448,610
    Interest and other expenses............               -        (1,829,734)                -       (1,233,538)
    Other income...........................          13,179                 -            13,179                -
                                              -------------    --------------     -------------   --------------
Income before provision for income taxes...       4,841,975         7,527,833         1,289,752        2,898,231
Provision for income taxes.................       2,276,000         3,612,800           612,050        1,421,800
                                              -------------    --------------     -------------   --------------
Net income.................................   $   2,565,975    $    3,915,033     $     677,702   $    1,476,431
                                              =============    ==============     =============   ==============
Primary net income per common share........   $        0.87    $         0.50     $        0.23   $         0.18
                                              =============    ==============     =============   ==============
Fully diluted net income per common share.    $        0.86    $         0.42     $        0.23   $         0.13
                                              =============    ==============     =============   ==============
Weighted average number of shares
    outstanding............................       2,963,906         7,839,899         2,963,906        8,085,495
                                              =============    ==============     =============   ==============
Fully diluted weighted average number of
    shares outstanding.....................       2,980,573         9,264,473         2,980,573       11,483,442
                                              =============    ==============     =============   ==============

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      4

                           COMPLETE MANAGEMENT, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Nine months ended September 30,
                                                                      ----------------------------------------
                                                                          1995                       1996
                                                                      -------------             --------------
Operating activities
Net income......................................................     $    2,565,975             $    3,915,033
Adjustments to reconcile net income to net cash provided
  by (used in)operating activities:
         Depreciation and amortization..........................             74,955                  1,303,590
         Provision for deferred income taxes....................          2,103,500                  3,572,000
         Amortization of discount of accounts receivable, net...            338,122                    361,002
         Write-off of original issue discount...................                  -                    237,500
         Changes in operating assets and liabilities:
                 Notes receivable from a related party..........           (103,415)                (1,170,999)
                 Accounts receivable............................         (5,284,265)               (16,141,820)
                 Prepaid expenses and other current assets......                523                   (925,795)
                 Accounts payable and accrued expenses..........            464,801                 (3,206,755)
                 Deferred costs and other assets................                  -                    281,458
                 Income taxes payable...........................            172,500                   (115,168)
                                                                      -------------             --------------
Net cash provided by (used in) operating activities.............           (332,696)               (11,889,954)
                                                                      -------------             --------------
Investing activities
Purchase of property and equipment..............................           (138,466)                (1,539,705)
Businesses acquired net of cash received........................                  -                 (1,538,671)
Purchase of marketable securities...............................                  -                (99,461,657)
Proceeds from sales and maturities of marketable securities.....                  -                 73,719,580
Purchase of short-term investments..............................                  -                   (800,800)
                                                                      -------------             --------------
Net cash used in investing activities...........................           (138,466)               (29,621,253)
                                                                      -------------             --------------
Financing activities
Proceeds from issuance of common stock, net of
    underwriters'commission and expenses........................                  -                 16,380,000
Payments of registration costs of common stock..................           (215,184)                (2,222,611)
Proceeds from issuance of subordinated debentures and notes,
    net of underwriters' commission and expenses................                  -                 41,144,000
Deferred note issuance costs....................................                  -                   (793,127)
Proceeds from long-term debt....................................            400,000                          -
Cash acquired in merger.........................................                  -                    199,614
Repayment of notes payable......................................                  -                 (1,000,000)
Principal payment of long-term debt.............................                  -                    (83,119)
Repayment of capital lease obligations..........................                  -                   (321,435)
Bank overdraft..................................................            (79,620)                         -
                                                                      -------------             --------------
Net cash provided by financing activities.......................            105,196                 53,303,322
                                                                      -------------             --------------
Net increase in cash and cash equivalents.......................            299,426                 11,792,115
Cash and cash equivalents, beginning of period..................                  -                          -
                                                                      -------------             --------------
Cash and cash equivalents, end of period........................      $     299,426             $   11,792,115
                                                                      =============             ==============
Supplemental disclosures of cash flow information
Cash paid during the period for:
      Interest..................................................      $           -             $    1,103,844
      Taxes.....................................................                  -                    145,514
Non-cash financing activities:
     Capital stock issued for acquisitions......................      $     100,000             $   17,556,309



 The accompanying notes are an integral part of the condensed consolidated financial statements.

                           COMPLETE MANAGEMENT, INC
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 1996

1.  BASIS OF PRESENTATION AND OPERATIONS

     The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Complete Management, Inc. ("CMI" or the "Company") audited financial statements for the year ended December 31, 1995.

     The Company's largest and primary client, Greater Metropolitan Medical Services ("GMMS") is a multi-specialty medical practice group which provides evaluations, diagnosis and treatment of patients in the New York metropolitan area. Currently, the practice's primary medical focus is to treat patients with injury-related conditions who carry insurance with various insurance carriers under workers' compensation and no-fault guidelines. GMMS currently employs twenty-one (21) physicians (seven neurologists, one chiropractor, three psychiatrists, two orthopedists, one general surgeon, one family practitioner, two psychologists and four radiologists) operating in nine offices in New York City, Long Island and Orange County.

     The following "unaudited" tabulation sets forth the operating results of GMMS for the nine months ended September 30, 1995 and 1996. GMMS is an entity separate from CMI and the amounts reflected below are not included in the results of operations of CMI, except for the portion of the management fee related to CMI.

                                                       Nine months ended                             Nine months ended
                                                       September 30, 1995                            September 30, 1996
                                        ---------------------------------------------    -----------------------------------------
                                             General                                         General
                                             Medical       Diagnostic       Total            Medical     Diagnostic      Total
                                            Services        Imaging          GMMS           Services       Imaging        GMMS
                                        -------------    ------------    ------------    ------------   -----------   ------------
Unaudited:
Services rendered....................   $  12,547,508    $  5,257,646    $ 17,805,154    $ 16,355,840   $ 6,143,756   $ 22,499,596
Contractual allowances...............      (1,059,725)       (280,000)     (1,339,725)     (1,144,909)     (309,645)    (1,454,554)
                                        -------------    ------------    ------------    ------------   -----------   ------------
Net medical service fees.............      11,487,783       4,977,646      16,465,429      15,210,931     5,834,111     21,045,042
                                        -------------    ------------    ------------    ------------   -----------   ------------
Less expenses:
     Medical personnel payroll.......       1,153,399         353,339       1,506,738       2,145,157       548,827      2,693,984
     Other...........................         508,277          25,759         534,036         497,875        95,556        593,431
                                        -------------    ------------    ------------    ------------   -----------   ------------
        Total expenses...............       1,661,676         379,098       2,040,774       2,643,032       644,383      3,287,415
                                        -------------    ------------    ------------    ------------   -----------   ------------
     Owner physician payroll and
      entity income(loss)............         769,871               -         769,871        (262,737)            -       (262,737)
                                        -------------    ------------    ------------    ------------   -----------   ------------
Management fee.......................   $   9,056,236    $  4,598,548    $ 13,654,784    $ 12,830,636   $ 5,189,728   $ 18,020,364
                                        =============    ============    ============    ============   ===========   ============

Relationship between the Company and GMMS (Unaudited)

     General

     GMMS' operations are limited to the following activities:

     (1) Rendering services to patients;
     (2) Payment of compensation to both the owner physicians and other medical personnel; and
     (3) Payment of miscellaneous expenses incidental to the rendering of the medical services.

     As more fully discussed below, the Company's operations as they relate to GMMS include the following activities:

     (1) Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
     (2) Billing and collection for all patient medical services rendered;
     (3) Any other activity necessary to ensure the proper delivery of medical service; and
     (4) Marketing and expansion of the medical practice.

                           COMPLETE MANAGEMENT, INC
      Notes to Condensed Consolidated Financial Statements - (Continued)
                                  (Unaudited)
                              September 30, 1996

1.  BASIS OF PRESENTATION AND OPERATIONS - (Continued)


     Economics

    The activities of GMMS are limited to the rendering of medical services, and accordingly, its principal asset is the accounts receivable due from the third-party payers and/or its patients (minimal services are paid for by the patient at the time service is rendered). Further, substantially all of the non-clinical activities of GMMS, as defined by the Practice Management Services Agreement between the Company and GMMS, are performed by the Company. GMMS' principal liabilities are the amount due to the owner physicians and other medical personnel for services and the fee due to the Company under the management agreement. This financing structure is reflected in the above tabulation in that revenue generated by GMMS in the amounts of $17,805,154 and $22,499,596 for the nine months ended September 30, 1995 and 1996, respectively, have been allocated to the owner physician, medical personnel, other medical related expenses and the management fee due to the Company.

         For the three months and nine months ended September 30, 1996 owner physician payroll and entity income at GMMS showed a loss of $10,000 and $263,000, respectively, as compared to income of $87,000 and $770,000 in 1995. The Company believes that this loss principally results from an increase of $1,187,000 in medical personnel payroll at GMMS as GMMS increased its professional staff in expectation of future higher levels of operation. A continuation of losses at GMMS, or its failure to operate successfully, could jeopardize GMMS' ability to pay management fees to the Company.

     Finally, due to the fact that the management fee is paid by GMMS through a recourse assignment of its accounts receivable, and the doctors' compensation is paid currently, GMMS' cash flow is principally a pass through of cash received for the delivery of services rendered and the cost of those services.


    Excess of Cost Over Net Assets Acquired

    For purposes of amortizing the excess of cost over net assets acquired (goodwill) arising from acquisitions and mergers, the Company's policy is to record goodwill resulting from acquisitions and mergers based on appraisals, evaluations and estimates of the fair value of the assets acquired. With respect to the merger of Medical Management, Inc. ("MMI") (as described in Note 2) the Company, based upon an independent appraisal and evaluation, is amortizing goodwill on the straight-line method over a 20-year period. For those acquisitions and mergers consummated by the Company during the third quarter of 1996 (as described in Note 7), until such time that the evaluations of these acquisitions and mergers are completed, the Company is amortizing goodwill on the straight-line method over a 20-year period. The value of goodwill and the period of amortization of goodwill may be adjusted in future periods when the fair value and useful lives of the assets acquired are determined.

    Accounting for Impairments in Long-Lived Assets

    The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Being Disposed Of", which the Company adopted on January 1, 1996. This statement requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. In evaluating recoverability, the Company estimates the future cash flows expected to result from the assets and their eventual disposition. If the sum of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No such loss was recognized in the September 30, 1996 financial statements.

    Marketable Securities

    The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

                           COMPLETE MANAGEMENT, INC
      Notes to Condensed Consolidated Financial Statements - (Continued)
                                  (Unaudited)
                              September 30, 1996

1.  BASIS OF PRESENTATION AND OPERATIONS - (Continued)

    Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax effect, reported as a separate component of shareholders' equity.

    The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

    At September 30, 1996 marketable securities was comprised of securities available-for-sale and those the Company intend to hold to maturity of $11,087,414 and $14,763,597, respectively.

    Stock Option Plan

    The Financial Accounting Standards Board has issued Statement of Accounting Standard No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted upon issuance. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt the disclosure requirements of SFAS 123 in its December 31, 1996 financial statements.

2.  INITIAL PUBLIC OFFERING  AND ACQUISITIONS

    On January 3, 1996, the Company completed an Initial Public Offering (the "IPO") of 2,000,000 common shares at $9.00 per share and received net proceeds of $13,480,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses amounted to $3,520,000. In addition, the Company sold to the underwriter, or it's designee, at a price of $.001 per Representative's Warrant, up to 200,000 Warrants entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

     Simultaneously, upon the completion of the IPO, the Company acquired Medical Management, Inc.("MMI"), through a merger, as a wholly-owned subsidiary of CMI. MMI is principally engaged in providing diagnostic imaging equipment and billing and management services thereto. In the second quarter of 1996, MMI began providing diagnostic imaging units at two metropolitan area hospitals. During the third quarter of 1996, MMI commenced servicing a New York metropolitan area neurologist. Currently, MMI operates six diagnostic imaging units for five clients. GMMS is the primary client of MMI and CMI. The terms of the merger provided that MMI shareholders receive .778 CMI common shares for each MMI common share which they held based upon the IPO price of $9.00 per share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI common shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, CMI issued 2,211,953 common shares to effect the merger including shares to be issued in satisfaction of outstanding options and warrants to purchase the MMI shares. Upon the closing of CMI's initial public offering on January 3, 1996, the President and Chief Executive Officer, the Vice President and Chief Operating Officer and the Vice President and Chief Financial Officer of MMI became officers of CMI.

     In July 1996, the Company acquired Intertech Corporation and Penta Automation Resources, Inc., which are related medical billing and collection companies located in the greater New York City metropolitan area and merged them together to form Intertech/Penta Group, Inc. ("IPG"). The companies currently serve more than 700 physicians and 20 hospitals. Revenues in 1995 were over $3,000,000.

     In August 1996, the Company purchased the assets of a physician practice management company for a five physician multi-specialty community healthcare practice located in Brooklyn, New York. The acquired assets include a 30-year contract to manage the practice.

                           COMPLETE MANAGEMENT, INC.
      Notes to Condensed Consolidated Financial Statements - (Continued)
                                  (Unaudited)
                              September 30, 1996

2. INITIAL PUBLIC OFFERING AND ACQUISITIONS - (Continued)

     The following table summarizes selected unaudited pro forma financial data for the nine months ended September 30, 1995. The amounts shown have been prepared to illustrate the effect of the consummation of the acquisitions and mergers as if the transactions had taken place on January 1, 1995.

                  Selected Unaudited Pro Forma Financial Data

                                          Nine months ended September 30, 1995
                                  ---------------------------------------------------  Pro forma        Pro forma
                                      CMI            MMI          IPG        Total    Adjustments         Total
                                  -----------    -----------  ----------  ----------- ------------     ------------
Revenue........................   $ 9,056,236    $ 5,691,022 $ 2,452,286 $ 17,199,544 $         -      $ 17,199,544
Interest discount..............    (1,482,328)             -           -   (1,482,328)   (517,000)(1)    (1,999,328)
                                  -----------    -----------  ----------  ----------- ------------     ------------
Net revenue....................   $ 7,573,908    $ 5,691,022  $2,452,286 $ 15,717,216 $  (517,000)     $ 15,200,216
                                  ===========    ===========  ==========  =========== ============     ============
Net income before provision
    for income taxes...........   $ 4,841,975    $ 2,142,081  $  294,455  $ 7,278,511 $(1,646,000)(2)  $  5,632,511
Provision for income taxes.....     2,276,000      1,007,000      27,000    3,310,000    (510,000)(3)     2,800,000
                                  -----------    -----------  ----------  ----------- ------------     ------------
Net income.....................   $ 2,565,975    $ 1,135,081  $  267,455  $ 3,968,511 $(1,136,000)     $  2,832,511
                                  ===========    ===========  ==========  =========== ============     ============
Net income per share...........                                                                        $       0.37
                                                                                                       ============
Weighted average number of common shares and equivalents outstanding . . . . . . . .                      7,625,646
                                                                                                       ============
Pro forma adjustments:
(1) Reflects an interest discount taken for the presumed collection cycle of MMI revenue over a two-year period at an interest rate of 12% which is management's estimate of its
      incremental borrowing rate . . . . . . . . . . . . . . . . . . .. . . . . . . . . .. . .         $   (517,000)
                                                                                                       ============
(2) Adjustments consist of the following:
     (a) Reflects an interest discount taken for the presumed collection cycle of MMI revenue over a two-year period at an interest rate of
         12% which is management's estimate of its
         incremental borrowing rate . . . . . . . . . . . . . . . . . . . . . . ..  . .. . . . . . .   $   (517,000)
     (b) Reflects increased costs of employment agreements . . . . . . . . . . . .                       (1,279,000)
     (c) Reflects the amortization on the straight-line method over a 20-year period of the excess
         of cost over net assets acquired recorded at approximately $8,676,000 . . . . . . . . . . .       (326,000)
     (e) Represents interest income as a result of the amortization over a two-year period of
         the interest discount in (1) above . . . . . . .  . . . . . . . . . . . . . . . . . . . . .        476,000
                                                                                                       ------------
    Total expense adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,646,000)
                                                                                                       ============
(3) Assumes an effective tax rate after adjustments of 47% . . . . . . . . . . . . . . . . . . . . .   $   (510,000)
                                                                                                       ============

3.  NOTES RECEIVABLE FROM RELATED PARTIES

     In April 1995, under the terms of the GMMS agreement with MMI, MMI agreed to receive a promissory note, effective March 31, 1995 from GMMS, for $401,384 of GMMS accounts receivable which MMI determined could not be collected and used to pay MMI's fees from GMMS. This note is payable by GMMS in equal quarterly installments of $33,449, which commenced on June 30, 1995 and ending March 31, 1998, but may be prepaid. Interest on this note is payable monthly at 7.5% per annum which commenced in April 1995. The balance of the note outstanding on September 30, 1996 was $234,439. In addition, in April 1995, MMI received from GMMS a promissory note for $195,997, effective March 31, 1995, for expenses paid on its behalf and is payable on March 31, 1997 with interest at 7.5% per annum. The interest is payable quarterly.

     In January 1996, the Company loaned GMMS for working capital needs, approximately $1,590,000 due on demand at interest of 9% per annum.

 4.  ACCOUNTS RECEIVABLE

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

                           COMPLETE MANAGEMENT, INC.
      Notes to Condensed Consolidated Financial Statements - (Continued)
                                  (Unaudited)
                              September 30, 1996

4.   ACCOUNTS RECEIVABLE - (Continued)

     In 1996, as part of the Company's periodic review for potential impairment of all third-party payer receivables prior to the acceptance for payment of its fee, the Company determined that based upon its Clients' historical collection experience and the results of the review, its Clients had receivables substantially in excess of the amounts owed to the Company after giving effect to their collectability. Accordingly, this factor along with the fact that GMMS assigns it receivables to the Company on a full recourse basis in payment of its fees indicates that recognition of bad debts is not required.

     Management has determined, based on actual results and industry factors, that CMI's and MMI's receivables have collection cycles of approximately three years and two years, respectively, and accordingly, have been reflected in the accompanying financial statements on a discounted basis (8% per annum for the first quarter in 1996, 7 1/4% for the second and third quarters in 1996, and 12% per annum in 1995). It is the Company's policy to review its incremental borrowing rate on a quarterly basis and reflect any material changes to the interest discount. Management believes that its experience and that of the Company is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which their receivables are collected (i.e., government regulations), it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.

5.   SHORT-TERM INVESTMENTS

     During the third quarter ended September 30, 1996 the Company made bridge loans aggregating $800,000 to two unrelated entities repayable in 1997 and bearing interest at 10% and 12% per annum. In addition, the Company acquired 80,000 shares of common stock with a par value of $.001 per share.

6.    NOTES PAYABLE

     In September and October 1995, the Company borrowed an aggregate of $1,000,000 secured by all of its assets from three lenders (the "Secured Lenders"). The loans were evidenced by secured notes (the "Secured Notes") which were due on the earlier of the consummation of the IPO or five years following their issuance. The Secured Notes carried interest rates of 12% to 14% per annum. In addition, the Company paid a processing fee of $12,500 and reimbursed the Secured Lenders for costs of approximately $20,000, which were charged to operations in the period paid. In connection with execution of the Secured Notes, the Company issued to the Secured Lenders 27,778 common shares which have an aggregate value of $250,000 (this original issue discount was charged to operations over the term of the loan; $12,500 in 1995 and $237,500 in January 1996) when valued at the IPO price of $9.00 per share. The unamortized portion of the discount of $237,500 at December 31, 1995 was classified as prepaid and other current assets on the accompanying balance sheet. The Secured Notes were paid in full in January 1996 from the proceeds of the IPO.

     In March 1996, the Company privately sold $2,000,000 of Convertible Subordinated Notes (the "Subordinated Notes") to accredited investors. The Subordinated Notes bear interest at 8% per annum, payable quarterly. The entire principal is due five years from the date of issuance. Holders of the Subordinated Notes may convert all or any portion into common shares of the Company at $9.00 per share, subject to adjustment for stock splits, dividends, recapitalization, etc. Under certain circumstances, such as a change in control, holders of the Subordinated Notes may require the Company to redeem the Subordinated Notes at 125% of the original principal amount. The Subordinated Notes are subordinate in right of payment to certain future indebtedness which may be incurred by the Company. The holders received an option for 120 days to acquire an additional $3,000,000 of Subordinated Notes from the Company under the same terms and conditions. In July 1996, the holders of the Subordinated Notes exercised their option and purchased the additional $3,000,000 of Subordinated Notes from the Company.

7.   SIGNIFICANT EVENTS

     On April 2, 1996, options for an aggregate of 925,000 shares, exercisable at $8.375 per share during a ten-year period were granted to 8 officers and 14 other employees and consultants of the Company. These options will be exercisable at various dates from the date of the grant. In addition, options for 20,000 shares were granted to each of the Company's two outside directors. Options granted to outside directors are exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service.

     In April 1996, the common shares of the Company were approved for listing on the American Stock Exchange under the symbol "CMI" and began trading on May 6, 1996.

                           COMPLETE MANAGEMENT, INC.
      Notes to Condensed Consolidated Financial Statements - (Continued)
                                  (Unaudited)
                              September 30, 1996

7.   SIGNIFICANT EVENTS - (Continued)

     In June 1996, the Company completed a public offering for $40,250,000 of Convertible Subordinated Debentures (the "Debentures") due 2003 at an interest rate of 8% per annum, payable semi-annually on August 15 and February 15. The debentures are convertible into common shares, par value $.001 per share, of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $14 per share, subject to adjustment in certain events. On June 5, 1996, the closing sale price for the common shares on the American Stock Exchange ("AMEX") was $12.75 per share. The debentures are listed on the AMEX under the symbol "CMI.A." The Debentures are redeemable, in whole or in part on 45 days' prior written notice, at the option of the Company at a redemption price equal to 100% of the principal amount, plus accrued interest, at any time on or after June 5, 1999, provided that the closing price of the common shares, during the 20 consecutive trading days prior to the date of notice of such redemption, has equaled or exceeded $19.125 per share, subject to adjustment in certain events. The Debentures are subordinated to all existing and future Senior Indebtedness and are effectively subordinated to all indebtedness of the Company's subsidiaries. Net proceeds to the Company after underwriters' discount and debt issuance costs were $36,144,000. Additionally, in connection with the Debentures offering, the Company issued warrants to the representatives of its underwriter to purchase up to 250,000 additional common shares.

      In October 1996, the Company acquired Advanced Alliance Management Corp. ("AAMC"). AAMC, located in New York's Hudson Valley Region, offers a variety of practice management and other services to its hospital and physician-group client base.

      In October 1996, the Company entered into a non-binding letter-of-intent to acquire Amedisys, Inc. ("Amedisys"). Amedisys is based in Baton Rouge, Louisiana, and was formed in 1982 to provide nursing services to medical facilities. Currently, Amedisys also provides to its clients specialty home care and practice management services and manages ambulatory surgical centers.

      In November 1996, the Company approved the filing of a registration statement with the Securities and Exchange Commission to register approximates $25,000,000 of Convertible Subordinated Debentures due December 15, 2003 and 2,500,000 shares of its common stock on Form S-1.

8.   NET INCOME PER SHARE

     Primary net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the periods. Fully diluted net income per common share includes the dilutive effect of additional outstanding share equivalents as if the $40,250,000 Debentures and $5,000,000 Subordinated Notes were converted into common shares.

                           COMPLETE MANAGEMENT, INC.

                    Part I. Item 2. Management's Discussion
         and Analysis of Financial Condition and Results of Operations
                                  (Unaudited)
                              September 30, 1996

     The following discussion of the results of the operations and financial condition of CMI should be read in conjunction with CMI's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report.

Overview

     Complete Management, Inc. which commenced operations on April 1, 1993, is a physician practice management company. It provides a full range of management services to physicians and hospitals located primarily in the most densely populated areas of New York State, including New York City, Long Island and the Hudson Valley region. The services offered by the Company include substantially all aspects of business, financial and marketing support required by a medical practice but do not include providing any type of medical diagnostic or treatment services. The Company offers sophisticated business and management systems and a high level of professional competence to doctors and hospitals that, increasingly, are faced with complex, time-consuming and expensive reporting, record-keeping, purchasing, collections and other non-medical requirements of a successful practice.

     Services provided by the Company include the provision of office space, equipment and supplies, non-medical personnel, administrative services, billing, receivables collection, regulatory compliance, and non-medical services related to its clients' diagnostic imaging services. The Company also offers consultation regarding marketing strategies and provides financing for the expansion of its clients' medical practices. By focusing solely on the business support of medical practices, the Company is able to offer a variety of operating efficiencies that would be difficult to establish and maintain by the typical, unassisted medical practice.

     Historically, the Company's medical practice clients focused on the treatment of patients with injury-related conditions in which the reporting, record-keeping and other requirements imposed by governmental regulations, payors' policies or litigation or dispute resolution processes are highly complex, change rapidly and unpredictably and require a high level of specialized non-medical knowledge.

     Since July 1, 1996, the Company has made significant progress towards becoming a fully diversified and integrated company serving both primary care and specialty practices. The Company's services are designed to work effectively both in today's fee-for-service environment and the managed care capitated fee environment of the future. Pursuant to the Company's expansion program, it has acquired two medical billing and collection companies, one serving hospitals and one serving medical practices. The Company has also acquired three physician practice management companies serving primary care, neurology, radiology, and community and industrial medicine practices in New York City and Westchester, Orange, Putnam and Dutchess counties. It has also assisted GMMS, its first and largest client, in acquiring a neurology practice with three offices in the Bronx and in Queens. With these acquisitions and GMMS' continued growth, the number of physicians to whom the Company provides a full range of services has increased from 16 at December 31, 1995 to 68 at October 31, 1996. More limited services, such as transcribing, billing, collecting and temporary staffing, are provided by the Company to 50 medical practices with more than 820 doctors and to 32 hospitals.

     CMI's revenues are derived primarily from management fees for practice management services it performed or an agreed-upon fee for each medical procedure performed by its clients. CMI's charges for the various services performed for a client are intended to reflect the varying costs incurred by CMI in providing services to such client including rental costs, compensation of CMI's supplied personnel, costs of third-party payor documentation, costs of billing and collections and the need for CMI to provide financing to enable its clients to acquire high cost diagnostic equipment, as well as to acquire other medical practices.

Results of Operations

     The Company's combined results of operations for the three months and nine months ended September 30, 1995 are discussed on a pro forma consolidated basis as if MMI had been consolidated into CMI for the entire period. Results of operations for the three months and nine months ended September 30, 1996 reflect the actual consolidation of MMI for the entire reporting period and the acquisitions and mergers consummated during the third quarter.

Revenue

     Revenue for the nine months ended September 30, 1995, was $14,747,000 as compared to $20,030,000 in 1996, an increase of $5,283,000 (35.8%). For the three months ended September 30, 1995 revenue was $4,740,000 as compared to $8,767,000 in 1996, an increase of $4,027,000 (85.0%). The most significant portion of the increase in revenue ($2,438,000) for the nine months in 1996 as compared to 1995, resulted from the increase in management services rendered by the Company to GMMS as

                           COMPLETE MANAGEMENT, INC.

                    Part I. Item 2. Management's Discussion
   and Analysis of Financial Condition and Results of Operations (Continued)
                                  (Unaudited)
                              September 30, 1996

Results of Operations - (Continued)

a result of an increase in the number of patients treated and evaluated by GMMS. The acquisition of two medical practices in the third quarter of 1996 by GMMS increased its medical practice offices located in Metro New York by three additional locations. Additionally, the three new GMMS offices (Garden City, Staten Island and New Windsor, New York) which opened during the fourth quarter of 1995 are now fully integrated in 1996. Additional increases in revenue ($794,000) resulted from a 27% increase in the volume of diagnostic imaging scans in 1996 provided by GMMS as compared to 1995. Diagnostic imaging scans for all clients for the three month and nine month periods ended September 30, 1996 were 3,672 and 8,407, respectively, as compared to 2,767 and 7,780, respectively, for the comparative periods in 1995. In addition, during the latter part of the second quarter of 1996, the Company began providing diagnostic imaging units at two metropolitan area hospitals. These units were operational for the entire third quarter of 1996, and contributed approximately $539,000 of revenues. Additionally, during the third quarter of 1996, the Company commenced servicing a New York metropolitan area neurologist which contributed $43,000 to revenues. The balance of the increase in revenue ($795,000) is primarily attributable to the acquisitions of the medical billing companies by the Company.

Cost of Revenue

     Cost of revenue was $2,873,000 and $6,598,000 for the three month and nine month periods ended September 30, 1996, respectively, as compared to $1,244,000 and $3,531,000 in 1995, resulting in an increase of $1,629,000
(131%) and $3,037,000 (86%), in 1996 over 1995. Cost of revenue includes personnel who directly support the medical practices in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practice. A significant part of the increase in cost of revenue, $591,000 and $1,498,000 for the three and nine month periods ended September 30, 1996 was due to hiring of management and support personnel such as patient schedulers and medical record maintainers, in order to properly service GMMS' expanding medical practice. As a result, personnel and related payroll costs increased. Other increases in cost of revenue were due to the greater volume of patients seen by the medical practice and diagnostic imaging scans performed resulting in increased transportation and other professional and consulting fees in the amounts of $73,000 and $217,000, respectively, for the nine months ended September 30, 1996. In addition, as a result of the acquisition of the medical billing and collection company in the third quarter ended September 30, 1996, cost of revenues increased $507,000. There was no comparable expense in 1995. Depreciation and amortization expense increased by $406,000 in 1996 as compared to 1995 primarily as a result of an increase in medical equipment purchases.

General and Administrative Expenses

     General and administrative expenses were $2,139,000 and $4,870,000, respectively, for the three month and nine month periods ended September 30, 1996 as compared to $1,417,000 and $3,937,000, respectively, in 1995, an increase of $722,000 (51.0%) and $933,000 (23.7%), respectively. The increases are primarily attributed to the hiring of highly qualified management personnel in order to prepare for the Company's anticipated growth through acquisitions and the amortization of goodwill related to the MMI acquisition in January 1996.

Interest Expense

     Interest expense increased for the three months and nine months ended September 30, 1996 as compared to 1995 by $1,016,000 and $1,600,000, respectively. A principal increase occurred during the first quarter of 1996 due to the write-off of $238,000 of original issue discount as related to the repayment of the Secured Notes. In addition, in the third quarter, the Company had recorded interest on the Debentures of $900,000. Interest related to the diagnostic testing machines utilized by the Company as a result of the acquisition of MMI totaled $110,000.

Liquidity and Capital Resources

     On January 3, 1996, the Company completed an initial public offering of 2,000,000 common shares at $9.00 per share and received net proceeds of $13,480,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses were $3,520,000. In addition, the Company sold to the underwriter, or its designee, at a price of $.001 per Representative's Warrant, up to 200,000 Warrants entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

                           COMPLETE MANAGEMENT, INC.

                    Part I. Item 2. Management's Discussion
   and Analysis of Financial Condition and Results of Operations (Continued)
                                  (Unaudited)
                              September 30, 1996

Liquidity and Capital Resources - (Continued)

     Also, on January 3, 1996, the Company completed the merger of Medical Management, Inc. into a wholly-owned subsidiary of CMI. MMI is principally engaged in providing diagnostic imaging equipment and billing and management services thereto. The terms of the merger provided that MMI shareholders receive .778 CMI common shares for each MMI common share which they held based upon the IPO price of $9.00 per share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI common shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, the Company issued 2,211,953 common shares to effect the merger including shares to be issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of cost over net assets acquired (goodwill) of $8,676,000 as a result of the acquisition of MMI is being amortized on a straight-line basis over a period not to exceed twenty years.

     To date, the Company's principal cash requirements have been to fund acquisitions, working capital and capital expenditures in order to support higher levels of receivables generated by increased management fees. The Company has financed these requirements primarily through cash flow from operations, the proceeds from the Secured Notes, the IPO it completed in January 1996, the Convertible Subordinated Notes private placement which was completed in March and July 1996 and the Convertible Subordinated Debenture offering completed in June 1996.

     During the first nine months ended September 30, 1996, the principal uses of cash have been to fund acquisitions, support operating activities and to repay short-term debt. Net cash used for operating activities in 1996 was $11,890,000.

     In April 1995, under the terms of the GMMS agreement with MMI, MMI agreed to receive a promissory note, effective March 31, 1995 from GMMS, for $401,384 of GMMS accounts receivable which MMI determined could not be collected and used to pay MMI's fees from GMMS. This note is payable by GMMS in equal quarterly installments of $33,449, which commenced on June 30, 1995 and ending March 31, 1998, but may be prepaid. Interest on this note is payable monthly at 7.5% per annum which commenced in April 1995. The balance of the note outstanding on September 30, 1996 was $234,439. In addition, in April 1995, MMI received from GMMS a promissory note for $195,997 effective March 31, 1995, for expenses paid on its behalf and is payable on March 31, 1997 with interest at 7.5% per annum. The interest is payable quarterly.

     In January 1996, the Company loaned GMMS for working capital needs, approximately $1,590,000 due on demand at interest of 9% per annum. At September 30, 1996 the Company had working capital of $47,215,000. Currently, the Company has no material commitments for capital expenditures.

     In January 1996, the Company repaid $1,000,000 in short-term debt to three lenders with proceeds from the IPO as called for in the lender's agreements. There was no pre-payment penalty or additional costs associated with the prepayment.

     In March and July 1996, the Company borrowed an aggregate of $5,000,000 from 13 accredited investors (the "Purchasers") evidenced by the Convertible Subordinated Notes. The Convertible Subordinated Notes are convertible into an aggregate of 555,555 common shares, subject to adjustment to protect against dilution for capital changes, and bear interest at the rate of 8% per annum, payable quarterly until the Convertible Subordinated Notes are paid in full in March 2001. Under certain circumstances, such as a change in control, holders of the Convertible Subordinated Notes may require the Company to redeem the Convertible Subordinated Notes at 125% of their principal amount plus all accrued and unpaid interest theron. The Convertible Subordinated Notes are subordinate in right of payment to existing and to certain future indebtedness which may be incurred by the Company. The Company has agreed to file with the SEC, by January 31, 1997, a Registration Statement on Form S-3 covering the sale of the shares issuable on conversion of the Convertible Subordinated Notes together with 16,666 other shares owned by two of the purchasers of the Convertible Subordinated Notes, and to keep such Registration Statement effective until July 1998. Subsequent to the issuance of the Convertible Subordinated Notes, Steven Hirsh, who had investment authority or shared investment with respect to four of the accredited investors, became a director of the Company.

                           COMPLETE MANAGEMENT, INC.

                    Part I. Item 2. Management's Discussion
   and Analysis of Financial Condition and Results of Operations (Continued)
                                  (Unaudited)
                              September 30, 1996

Liquidity and Capital Resources - (Continued)

     In June 1996, the Company completed a public offering for $40,250,000 of Convertible Subordinated Debentures (the "Debentures") due 2003 at an interest rate of 8% per annum, payable semi-annually in August and February. The debentures are convertible into common shares, par value $.001 per share, of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $14 per share, subject to adjustment in certain events. On June 5, 1996, the closing sale price for the common shares on the American Stock Exchange ("AMEX") was $12.75 per share. The debentures are listed on the AMEX under the symbol "CMI.A." The Debentures are redeemable, in whole or in part on 45 days' prior written notice, at the option of the Company at a redemption price equal to 100% of the principal amount, plus accrued interest, at any time on or after June 5, 1999, provided that the closing price of the common shares, during the 20 consecutive trading days prior to the date of notice of such redemption, has equaled or exceeded $19.125 per share, subject to adjustment in certain events. The Debentures are subordinated to all existing and future Senior Indebtedness and are effectively subordinated to all indebtedness of the Company's subsidiaries. Net proceeds to the Company after underwriters' discount and debt issuance costs were $36,144,000.

     Historically, whenever the Company begins servicing a new client for diagnostic testing, the Company requires funding to acquire, setup, develop and manage the operating facilities of the client during the period from the initial startup until sufficient cash flow levels from reimbursements from third-party payors is achieved. During these periods the Company's clients' cash flow is negatively affected by the slow payment of medical claims from third-party payors. As a result of the slow payment pattern, the Company's clients delay payment of management fees thus causing the Company to require more capital to finance its management fee receivables than would be required with traditionally faster receivable payment cycles for its clients. Management has determined, based on actual results and industry factors, that CMI's and MMI's receivables have collection cycles of approximately three years and two years, respectively, and accordingly have been reflected in the accompanying financial statements on a discounted basis (8% per annum for the first quarter in 1996, 7 1/4% for the second and third quarters in 1996, and 12% per annum in 1995). It is the Company's policy to review its incremental borrowing rate on a quarterly basis and reflect any material changes to the interest discount. Management believes that its experience and that of the Company is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which their receivables are collected (i.e., government regulations), it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.

      For the three months and nine months ended September 30, 1996 owner physician payroll and entity income at GMMS showed a loss of $10,000 and $263,000, respectively, as compared to income of $87,000 and $770,000 in 1995. The Company believes that this loss principally results from an increase of $1,187,000 in medical payroll at GMMS as GMMS increased its professional staff in expectation of future higher levels of operation. A continuation of losses at GMMS, or its failure to operate successfully, could jeopardize GMMS' ability to pay management fees to the Company.

      In October 1996, the Company obtained an advised unsecured revolving line of credit from a bank in the amount of $10,000,000 providing for interest at 150 basis points over the LIBOR rate. The bank has broad discretion as to the advancement of funds under the line of credit.

      During the third quarter ended September 30, 1996 and through October 31, 1996, the Company spent $5,600,000 to acquire various businesses. In addition, the Company made bridge loans aggregating $800,000 to two unrelated entities repayable in 1997 and bearing interest at 10% and 12% per annum. In addition, the Company acquired 80,000 shares of common stock with a par value of $.001 per share.

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

                           COMPLETE MANAGEMENT, INC.

                              September 30 , 1996

                          Part II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits: None.

          (b)  Reports on Form 8-K:

                 The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                           COMPLETE MANAGEMENT, INC.

                              September 30 , 1996


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMPLETE MANAGEMENT, INC
                               ------------------------------------------
                                              (Registrant)



Date:   November 13, 1996              /s/ STEVEN RABINOVICI
     ----------------------    ----------------------------------------
                                           Steven Rabinovici
                                 Chief Executive Officer and Chairman



Date:   November 13, 1996             /s/ JOSEPH M. SCOTTI
       --------------------    ----------------------------------------
                                          Joseph M. Scotti
                               Vice President, Chief Financial Officer,
                                  Secretary, Treasurer & Director