Form 10-K405
period 1996-12-31
COMPLETE MANAGEMENT INC
filed 1997-03-31
CIK 1002063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
---------
 (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the Fiscal Year Ended December 31, 1996
                                                          -----------------
                                       or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee required)
                         For the Transition Period From
     _______________________to_________________________

Commission file number 0-27260
                       -------
                            COMPLETE MANAGEMENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-3149119
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

254 West 31st Street, New York, NY                          10001-2813
----------------------------------------               -----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code (212) 868-1188
                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

   Indicate by check mark if disclosure of delinquent files in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

   For the year ended December 31, 1996, the revenues of the registrant were $33,158,000

   The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average bid and asked prices on March 21, 1997 was approximately $99,777,000.

   As of March 19, 1997, the registrant has a total of 10,049,227 shares of Common Stock outstanding. There was no Preferred Stock outstanding.

                       Documents Incorporated By Reference
                                      None
                                      ----

                            Complete Management, Inc.

                      For the Year Ended December 31, 1996

                             Form 10-K Annual Report

                                      Index

                                                                                               Page
                                                                                               ----

Part I
------

 Item 1. Business.                                                                               2

 Item 2. Properties.                                                                            13

 Item 3. Legal Proceedings.                                                                     13

 Item 4. Submission of Matters to a Vote of Security Holders.                                   13

Part II
-------

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.                 14

 Item 6. Selected Financial Data.                                                               15

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. 16

 Item 8. Financial Statements and Supplementary Data.                                           21

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.  21

Part III
--------

 Item 10. Directors and Executive Officers of the Registrant.                                   22

 Item 11. Executive Compensation.                                                               25

 Item 12. Security Ownership of Certain Beneficial Owners and Management.                       27

 Item 13. Certain Relationships and Related Transactions.                                       28

Part IV
-------

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                      29


                                     PART I

Item 1. Business

         Complete Management, Inc. ("CMI") acquired Medical Management, Inc. ("MMI") and Advanced Alliance Management Corp. ("AAMC"), on January 3, 1996 and October 2, 1996, respectively. Prior to being acquired by CMI, MMI provided and administratively managed diagnostic imaging equipment in physicians' offices and hospitals and AAMC provided physician practice management services. Unless otherwise indicated, all references to the Company herein include CMI, MMI, AAMC and any of their respective subsidiaries. References to "MMI" and to "AAMC" refer to those entities before they were acquired by CMI.

Forward Looking Statements

         Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

         The Company is a physician practice management company. It provides a full range of management services to physicians and hospitals located primarily in the most densely populated areas of New York State, including New York City, Long Island and the Hudson Valley region. The Company offers virtually all the business, financial and marketing support required by medical practices. The Company's sophisticated management systems and its high level of professionalism enable its clients to handle the non-medical aspects of their practices effectively. It provides its clients with office space, equipment and supplies and non-medical personnel. It also bills patients and third-party payors, collects receivables and assists in record keeping and compliance with reporting requirements. The Company also advises clients regarding regulatory compliance, consults on marketing and business strategies, and provides financing for expansion. In addition, the Company provides and administratively manages diagnostic imaging equipment used by doctors in their own practices and by hospitals. The Company does not, however, perform any type of medical diagnostic or treatment services. By focusing on the complex, time-consuming and expensive non-medical aspects of medical practices, the Company can offer its clients operating efficiencies that they could not attain on their own.

         Since its acquisition of MMI in January, 1996, the Company has made significant progress towards becoming a fully diversified and integrated company serving both primary care and specialty practices. The Company's services are designed to work effectively both in today's fee-for-service environment and the managed care capitated fee environment of the future. Pursuant to the Company's expansion program, it has acquired two medical billing and collection companies, one primarily serving hospitals and one primarily serving medical practices. The Company has also acquired three physician practice management companies serving primary care, neurology, radiology, and community and industrial medicine practices in New York City, Westchester, Orange, Putnam and Dutchess counties of New York State and in February, 1997 acquired a physician practice management company serving primary care and neurology patients in New Jersey. It has also assisted Greater Metropolitan Medical Services ("GMMS"), its first and largest client, in acquiring a neurology practice with three offices in the Bronx and in Queens. With these acquisitions and GMMS' continued growth, the number of physicians to whom the Company provides a full range of services has increased from 16 at December 31, 1995 to 110 at March 15, 1997. More limited services, such as transcribing, billing, collecting and temporary staffing, are provided by the Company to 50 medical practices with more than 820 doctors and to 32 hospitals.

         The Company believes the practices that it provides with a broad range of services will serve as the nucleus of a network offering both primary care and multi-specialty services throughout New York state. Although managed care has evolved more slowly in New York than in many other states, the penetration rate of managed care is presently increasing rapidly in New York. The Company believes that its network will enable its clients to enter into managed care and capitated fee arrangements with insurance companies and employers.

         The Company's management is experienced in hospital administration and trains staff to operate with full efficiency. The Company, by standardizing many of its procedures and automating large portions of the business aspects of its clients' practices, offers significant management efficiencies. For example, standardized and automated systems are used to produce and administer the records used to support clients' claims for payment. In addition, the Company has centralized its purchasing and collection functions, and its standard office format permits medical and non-medical personnel and equipment to be shifted among offices as required.

         Historically, almost all of the Company's revenues have come from GMMS, a single medical practice group. However, if the various mergers and acquisitions consummated during 1996 had been consummated at January 1, 1996 then, on a pro forma combined basis, 53% of 1996 revenues would have been received from GMMS. Lawrence Shields, M.D., holds 95% of the stock of GMMS and is a founder of the Company. GMMS focuses on the evaluation and treatment of injury-related conditions. Since becoming a client of CMI in early 1993, GMMS has expanded from a neurological practice occupying a single office to a multi-specialty practice with nine offices. Its twenty-eight doctors currently perform or supervise procedures at a rate in excess of 200,000 a year. The injury-related conditions treated by GMMS are principally covered by automobile no-fault and workers' compensation insurance. Such insurance policies, associated governmental regulations, and the threat of litigation require that GMMS keep complex records and produce comprehensive reports. In addition, GMMS faces dispute resolution processes that change rapidly and unpredictably, and successfully handling them requires highly specialized non-medical knowledge. The Company offers management and staff with high levels of training and experience in these matters.

         The Company's objective is to become the dominant provider of medical management services in the greater New York metropolitan area and elsewhere in New York State by implementing an aggressive growth strategy. See "Business -- Growth Strategy."

         CMI was incorporated in New York on December 30, 1992 and commenced operations on April 1, 1993. On January 3, 1996, CMI consummated its initial public offering (the "IPO") of 2,000,000 Common Shares at a price of $9.00 per share and received proceeds net of registration costs and repayment of certain obligations of $13,480,000. In June 1996, it consummated a public offering (the "First Series Debenture Offering") of $40,250,000 aggregate principal amount of 8% Convertible Subordinated Debentures due August 15, 2003, (the "First Series Debentures") and received net proceeds of $36,144,000. In March and July 1996, the Company borrowed an aggregate of $5,000,000 due March 20, 2001 evidenced by 8% convertible subordinated notes (the "Convertible Subordinated Notes"). In December 1996, the Company consummated a third public offering ("Second Series Debenture and Common Shares Offering") in which it issued $28,750,000 aggregate principal amount of 8% Convertible Subordinated Debentures due December 15, 2003 (the "Second Series Debentures") and 2,000,000 Common Shares at a price of $13.75 per share and received net proceeds of $51,332,337. The Company's principal executive offices are located at 254 West 31st Street, New York, New York 10001 and its telephone number is (212) 868-1188.

Background

         Healthcare expenditures in the United States totaled approximately $1 trillion in 1994, of which approximately 9.6% was in New York State. Fees paid to private practice physicians in the United States totaled approximately $220 billion in 1994, of which approximately $20 billion was paid to the 67,000 private practice physicians in New York State. Healthcare expenditures have been rising rapidly over the past two decades, in significant part as a result of the aging of the population. The average age of the population is expected to continue to increase for at least the next decade.

         Increasing concern over the rising cost of healthcare in the United States has led to the development of managed care organizations and programs. Under such programs, managed care payors seek to ensure delivery of quality care in a cost-effective manner. The traditional fee-for-service method of compensating healthcare providers is generally believed to contribute to healthcare cost increases at rates significantly higher than inflation. Consequently, fee-for-service reimbursement is rapidly being replaced by alternative reimbursement models, including capitated and other fixed-fee arrangements. The number of private insurance beneficiaries who are enrolled in health maintenance organizations ("HMOs"), which generally use these new reimbursement systems, increased by approximately 45% from 1991 to 1995, with approximately 58 million beneficiaries enrolled in HMOs in 1995. The growth in enrollment in these new reimbursement models is shifting the financial risk of delivering healthcare from payors to providers.

         As a result of this changing healthcare environment, healthcare cost containment pressures have increased physician management responsibilities while lowering reimbursement rates to physicians. Consequently, physician compensation has declined; the average net income for physicians decreased by approximately 4% from 1993 to 1994. All but large group practices have limited ability to negotiate with payors and also tend to have limited administrative capacity, restricted ability to coordinate care across a variety of specialties, limited capital to invest in new clinical equipment and technologies and limited negotiating leverage with vendors of medical supplies. In addition, these group practices typically lack the information systems necessary to enter into and manage risk-sharing contracts with payors and to implement disease management programs efficiently.

         In response to the foregoing factors, individual physicians and small group practices are affiliating with independent practice associations ("IPAs"), larger group practices and physician practice management companies ("PPMs"). Until recently, New York State has lagged significantly behind national trends. One of the factors that has influenced this is that New York Prospective Health Reimbursement Methodology ("NYPHRM"), which regulated the rates that hospitals could charge. This regulation expired on December 31, 1996. In addition, prior to 1996, IPAs could negotiate only with one HMO while now they have the ability to negotiate with multiple HMOs. This factor alone will likely have a tremendous impact on the future consolidation of physician practices in New York State. From 1991 to 1995, the number of physicians in group practice in the U.S. increased by approximately 14% to 185,000 physicians, with approximately 5% of these physicians managed by PPMs. By acquiring or managing physician practices, PPMs seek to provide physicians with the following benefits: lower administrative costs, leverage with vendors and payors and economies of scale necessary to attract capital resources.

         The Company believes that significant opportunities exist in the consolidating healthcare industry to assist physicians in managing the administrative aspects of group practices and networks and in bidding for service contracts with managed care providers. The Company believes its integrated physician practice and network management services will enable physicians to more effectively control both the quality and cost of healthcare.

         Injury-related medicine is an important segment of the healthcare market, in which the Company's largest client has particular skill and expertise. Injury-related medicine involves the process of evaluating and diagnosing the nature and extent of a patient's injury, treating the injury and, where appropriate, providing rehabilitation therapy.

         Annual medical expenses in the United States related to accidents exceeded $75 billion in 1992, with the largest categories as follows: work-related - $22 billion; motor vehicle - $20.7 billion; and home - $21.6 billion.1 Workers' compensation medical claims, including medical benefits paid by private insurance carriers and self insurers, grew from $1.4 billion in 1970 to $17.9 billion in 19912. The medical costs for claims covered by workers' compensation have been growing at a faster rate than the cost for all medical claims3. Neurologists and orthopedic surgeons, the medical specialists most often involved in the evaluation and treatment of injury-related healthcare problems, have grown in number from 7,776 and 17,166 doctors, respectively, in 1986 to 11,294 doctors and 22,740 doctors, respectively in 19954.

         Historically, the medical evaluation, diagnosis and treatment of injury-related cases covered by no-fault and workers' compensation has been a highly fragmented and an inefficiently practiced area of medicine. This has been due, in part, to the burdensome regulatory requirements, lengthy reimbursement cycles and reimbursement rates associated with such services which, until recently, have been lower than average. Since the majority of reimbursement claims for these medical services must be submitted to no-fault insurers and state workers' compensation boards, physicians have had to cope with the bureaucratic procedures associated with the processing of such claims. In addition, the high costs of healthcare in general has created pressure on medical providers from third-party payors and others to lower their rates. Traditional medical practices, including injury-related practices, face high operating costs, little or no ability to secure volume discounts on supplies or effectively negotiate contracts, insufficient capital to purchase new medical technologies and inexperience regarding the complexity of laws and regulations affecting their practice. They also generally lack sophisticated administrative and financial systems needed to process such claims. The Company believes these and other factors have increased the need for professional management to assist medical practices in lowering costs, increasing efficiencies, and marketing their services to managed care plans. The Company also believes physicians often require additional financial resources to invest in equipment and facilities or to acquire other physician practices to build market share.

         The Company believes the practice of injury-related medicine is experiencing significant growth primarily as a result of governmentally mandated and regulated payment programs that require either third-party insurers (in the case of no-fault automobile claims) or employers (in the case of work-related injuries) to bear the costs of medical services, lost wages and other expenses. However, the programs have given rise to an abundance of complex and overlapping regulations, caused the medical treatment and payment therefore to become adversarial in nature and created a paperwork jungle of complicated

--------
1    Accident Facts 1993 edition, utilizing data from the National Safety
     Council.
2 United States Healthcare Finance Administration, "Healthcare Financing Review," Winter 1992 edition
3 "Workers Compensation Medical price Index: 1987-1994" by N. Mike Helvacian, Ph.D. and Christopher K. Fred, published by National Council on Compensation Insurance, Inc.
4    American Medical Association, unpublished data.

forms. The untimely or improper preparation of these forms has substantially contributed to long collection cycles for medical practices.

Growth Strategy

         The Company's objective is to become the dominant provider of medical management services in the greater New York metropolitan area and elsewhere in New York State by implementing an aggressive growth strategy. The key elements of the company's strategy to achieve this objective are:

         o Increase Number of Primary Care Clients. The Company, pursuant to its acquisition program, has secured management contracts with primary care medical practices and intends to aggressively seek additional contracts with other primary care practices, as well as specialists to whom primary care doctors typically refer patients. As a part of this process, the Company will typically purchase fixed assets, leasehold interests and/or accounts receivable from the medical practice and will enter into a service contract to provide medical management services. The Company believes that there are numerous existing medical practices that could benefit from improved management techniques which would allow the physicians to spend more time treating patients (thereby increasing their revenue) and less time being concerned with the day to day tasks of managing the business.

         o Expand the Scope of Services Provided by Client Medical Practices. The Company's expansion program includes a strong emphasis on capturing for medical practices as much of the revenue for services rendered to each patient as is feasible. This program includes having diagnostic tests performed by the practice and bringing within the practice, on either a full time or per diem basis, physicians in other practice specialties. The Company would provide the capital to acquire the diagnostic equipment and conduct the searches to satisfy physician staffing needs. The Company would also advise its clients on methods for marketing their services to potential patients and to managed healthcare companies.

         o Expand the Reach of all Medical Practices Under Management. In addition, the Company will present to each practice under management a business plan for the expansion of its practice through opening more offices or expanding existing offices so as to be able to treat more patients more efficiently. This aspect of the program also includes improved interior design and decoration of the clients' offices to improve patient flow and doctor efficiency and to provide amenities making patient waiting time more pleasant.

         o Create a Network of Physicians to Participate in Managed Care. The advent of managed care arrangements has imposed on physicians marketing, regulatory, record-keeping, billing, collection and other administrative burdens similar to those encountered by GMMS. The Company believes that it can assist clients and potential clients by establishing a network of physicians to compete for managed care, injury-related and other medical care contracts by offering a broad range of medical services and a high level of administrative support. The Company believes that the successful implementation of this aspect of its strategy will be particularly helpful to its clients when capitated fee agreements are negotiated with certain insurers as its clients will be able to offer more services from more locations and thereby obtain a higher capitation rate than they might otherwise have been able to obtain.

         o Assist Clients in Maintaining High Credibility with Third Party Payors and other Referral Sources. The Company believes that its clients' success is dependent to a great extent on the perceived accuracy and integrity both of the medical diagnoses and evaluations performed by the Company's clients and the records supporting such diagnoses and evaluations. The Company seeks to associate itself with medical practices comprised of highly qualified physicians (such as those with board certifications) having a reputation for an unbiased approach to medical evaluations and diagnoses. As a result of these factors, GMMS has, to an increasing extent, been retained to provide medical evaluations on behalf of third party payors that have come to respect the quality of GMMS' work as a definer of injuries. The Company believes that the credibility of these processes is a critical factor in increasing patient referrals.

         o Maintain Industry Leadership in Medical Management Systems. The Company seeks to develop and maintain state-of-the-art record keeping, billing and collections software and to hire and retain a staff of highly trained administrative support personnel. The Company believes that a highly automated and standardized support system supports a higher level of efficiency for its clients' medical personnel and also leads to faster and more complete collection of fees.

         The Company's growth strategy is intended to enable its medical practice clients to offer patients cost-effective medical care within an integrated practice offering a broad range of evaluation, testing, diagnostic, treatment and therapeutic services. The Company believes that such a strategy could, in turn, enhance its clients' revenue opportunities in a competitive environment affected by shrinking profit margins. In the longer term, as the network of offices to which it provides its management services grows, the Company believes that it will be in an excellent position to attract managed care contracts for its clients from employers and insurance carriers. The Company's ability to grow is, however, dependent upon its ability to identify suitable candidates for its services, as to which there is no assurance. In addition, the Company believes that it has significant growth potential in the high volume injury-related medical market served by GMMS. The Company believes it has competitive advantages in this market because of its skills in managing these practices and its experience in operating in the New York regulatory environment.

         The Company regularly explores new opportunities and negotiates arrangements with medical practices for the provision of general medical management services or limited medical management services related to diagnostic imaging. However, at present, the Company has no commitments or agreements with respect to any new service contracts with medical practices nor has the state of negotiations with any medical practice reached a level where the Company believes that it is reasonably likely that a new commitment or agreement will be reached.

Medical Practice and Hospital Management Services

         The Company provides a broad range of medical practice and hospital management services, importantly those necessary for the efficient and profitable operation of medical practices. These services encompass substantially all the non-medical aspects of its clients' operations and are designed to increase client revenue levels through a combination of strategies, which include revenue enhancing marketing methods, integration of multi-specialty practices to reduce patient referrals, maximized use of diagnostic and treatment equipment and offices and improved receivable collection efforts. The principal areas of the Company's services include:

         Offices; Equipment. The Company develops, administers and leases office space and equipment to its medical practice clients. The Company also oversees, manages and finances construction, decorating and other improvements to leaseholds or other real estate and assists its clients in site selection. Where appropriate, the Company advises its clients on improving, updating, expanding or adapting to new technology.

         Personnel. The Company staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview and train non-medical employees, as well as process the tax, insurance and other regulatory documentation associated with an employment relationship.

         Administrative. The Company assists in the scheduling of patient appointments, the purchasing of medical supplies and equipment and the handling of reporting, accounting, processing and filing systems. It reviews the completeness of the physician portions of complex forms to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines. Among other things, the Company provides its clients with timely management reports which include activity data, collection status and other management information necessary for the operation of their respective medical practices.

         Receivable Collections. The Company has experience in the collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes, a process which is generally burdensome and adversarial. The Company aggressively pursues all appropriate legally available avenues for the collection of such medical receivables by, among other things, effectively using various legally prescribed arbitration dispute methodologies. The Company has also worked with third-party payors to establish cooperative approaches to the collection process designed to reduce costs to both the Company and to such payors. With the acquisition of the billing and collection companies, the Company offers the following services: fee schedule review and development, regulatory compliance reviews, review of physician documentation, and general reimbursement consulting as well as the opportunity for improved collections through the application of systematic billing and collection procedures. In concert with its comprehensive practice management services, the Company thereby works to enhance the revenues of its physician practice clients.

         Regulatory Compliance. The Company develops a compliance program applicable to each client's medical practice area designed to ensure that such client is notified of regulatory changes and operates in compliance with applicable laws and regulations.

         Cost Saving Programs. Based on available volume discounts, the Company seeks to obtain favorable pricing for medical supplies, equipment, pharmaceuticals and other inventory for its clients.

         Operational Efficiency. Through its training of employees, management of the operations of expensive technological equipment and centralization and standardization of various administrative procedures, the Company is able to improve the productivity of both the professional and non-professional staff and client equipment and facilities.

         Diagnostic Imaging Services. With the merger with MMI, the Company offers practice broadening opportunities, such as in-office diagnostic imaging equipment, by providing a "turnkey" service to appropriate medical and hospital clients allowing them to broaden their practices or services to include diagnostic imaging services. The Company processes all applications required for filing with regulatory authorities, finances the acquisition of capital intensive equipment, oversees its installation and then manages its operations to assure efficient use.

         Marketing Strategies. The Company, in conjunction with its clients, develops plans to enable such clients to increase the size and revenues of their medical practices. Strategies developed by the Company for implementation by its clients include: (a) increasing the range of evaluation, diagnostic and treatment services offered by its clients; (b) integrating other specialties into its clients' medical practices; (c) for its clients focused on injury related conditions, expanding patient referral sources by helping them to establish relationships with both attorneys for injury claimants and insurance companies; (d) assisting its clients in the acquisition of other medical practices; and (e) assisting clients in developing multi-office practices which can use a fully-integrated network computer system that will provide necessary practice information to its clients and coordinate the activities of multi-site, multi-specialty medical practices. While the Company advises its clients with respect to these marketing issues, it does not engage in sales or marketing activities on behalf of its clients.

         Financing Opportunities. The Company, either directly through loans to its clients or through assistance in presenting to sources of financing, intends to provide its medical clients with greater access to the capital necessary to develop, equip and expand their medical practices and to acquire other medical practices.

         Capital Support. In connection with the implementation of its growth strategy below, the Company believes that it may increase its loans to GMMS and other clients to enable them to further expand by acquiring medical practices, opening additional offices and adding medical specialties and sophisticated diagnostic equipment to their existing practices. At December 31, 1996, such loans aggregated $1,987,000. The Company may also make loans to, or purchase receivables from, new medical practice clients or other healthcare providers to enable them to carry long-term receivables.

         The Company provides its services pursuant to negotiated contracts with its clients. While the Company believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, the Company is also willing to enter into contracts providing for a more limited spectrum of selected services.

Client Information

         The Company's clients include its initial and principal client, GMMS, as well as additional multi-specialty medical practices, principally in New York State and which include Northern Metropolitan Radiological Associates, Northern Metropolitan Medical Associates and Tenbroeck Medical Services. GMMS is a multi-specialty medical practice that focuses on the diagnosis and treatment of injured patients. Originally a one-office neurological practice, GMMS has now grown to twenty-eight physicians (consisting of seven neurologists, two chiropractors, nine physiatrists, three orthopedists, one general surgeon, one family practitioner, one specialist in internal medicine, two psychologists, and two radiologists) operating a total of nine offices in New York City, Long Island and New Windsor, New York. In 1996, GMMS saw patients at an annual rate of more than 32,000 new patients for treatment, 5,000 new patient Independent Medical Evaluations ("IME") on behalf of insurance carriers and employers, 18,000 evaluation visits, 91,000 physical therapy visits, and performed more than 60,000 medical tests and 9,000 diagnostic imaging scans.

         All of the Company's revenues in 1994, 1995 and a material portion for 1996 were generated under a management contract with GMMS. A substantial part of the growth in the Company's business is a direct result of comparable growth of GMMS' medical practice. The Company expects that its relationship with GMMS will be a substantial factor in its business for the foreseeable future. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations", which describes economic activities relating to the facilities under management. The continued vitality of GMMS' medical practice is subject to numerous risks, including it's continued ability to retain its key medical personnel, malpractice claims and regulatory compliance. There is no assurance that GMMS will continue to operate successfully. Moreover, although the term of the Practice Management Services Agreement (the "PMSA") and the Management Services Agreement for Magnetic Imaging Practice (the "MSA") between the Company and GMMS, which covers all management services provided to GMMS expire June, 2025 and July, 2001 (with a provision for the automatic extension of the MSA in five year intervals at the option of MMI), there is no assurance that the Company and GMMS will continue to maintain a productive working relationship. The founder of GMMS and his son, Dennis Shields, are principal shareholders of the Company.

         GMMS has advised the Company that it intends to continue its strategy of: (a) integrating, through both internal growth and the acquisition of the other medical practices, as many of the services rendered to patients (e.g., diagnostic tests and other non-neurological specialties such as orthopedics and physical therapy) as possible; and (b) broadening its patient referral base by continuing to provide diagnosis and treatment of patients referred by attorneys handling their injury-related legal claims, as well as IME's of injury claims required by insurance companies and employers. It is the intent of the Company to obtain management agreements with other medical practices throughout key markets in New York State and neighboring states as well as to assist GMMS in providing services at additional locations throughout the State. The Company believes that if it can provide services to a sufficient number and variety of medical practices, it can form a network of these physicians. The Company would attempt to assist network members in obtaining new sources of patients by negotiating with managed care payors for a fixed reimbursement schedule that would be advantageous to the network and managed care payors. The Company may also be able to assist network members in achieving efficiencies from centralized billing, purchasing and marketing activities.

         Under the PMSA and MSA, the Company furnishes GMMS with a comprehensive range of management and related financial services encompassing all non-medical aspects of the GMMS medical practice, including: (a) renting furnished "built-out" medical offices; (b) leasing equipment, including diagnostic equipment; (c) purchasing supplies; (d) providing non-medical personnel; (e) providing managerial, administrative, marketing and fiscal management services;
(f) providing various consulting services in connection with the acquisition by GMMS of medical practices; (g) billing and collection services; and (h) inclusion of GMMS in a network of medical practices which the Company may ultimately form. The Company's fees are related to services provided and include specified flat fees, hourly charges and network fees. All such fees are subject to periodic upward readjustment starting in the third year, based on specified formulae or methods for calculating the revised amounts. The Company has also agreed to consider making working capital advances in unspecified amounts. Each month the Company takes ownership on a full recourse basis of GMMS receivables with a net collectible value equal to the amount of the management fee then currently owed by GMMS and also takes a security interest in the balance of GMMS' receivable as security for the payment of any uncollected fees. All of these receivables may, however, be insufficient to secure all amounts due to the Company by GMMS. The PMSA also gives the Company a right of first refusal to purchase the medical practice of GMMS at its then fair market value in the event that New York State permits the public corporate practice of medicine without the need to apply for a certificate of need ("CON"). The transfer of ownership of a majority of GMMS shares to anyone other than Dr. Lawrence Shields or Dr. Irving Friedman (95% and 5% owners, respectively, of GMMS) constitutes an assignment under such agreement and may not be made without the consent of the Company. The term of the PMSA is thirty (30) years, expiring on June 2025 unless terminated earlier for reasons such as material breach. The initial term and any subsequent renewal term can be extended in five (5) year increments.

Marketing

         The Company's marketing strategy is to increase the size, number and locations of medical practices to which it provides its services both in its current market, other areas in New York State and selected other markets including New Jersey. The Company's strategy is also to broaden the types of medical practices which it services, to develop a client base of primary care and specialty practices and to implement growth strategies for its existing and new clients. The Company expects to promote growth of the patient and revenue bases by assisting its clients in the development of multi-specialty medical practices to eliminate the need for patient referrals, opening of additional offices and implementing an aggressive program of acquiring other medical practices. A major focus of the Company's near term marketing efforts will be the identification of high volume medical practices in New York State, including those that specialize in orthopedics and neurology, which could either be acquired by GMMS or make effective use of the Company's management services. The Company may make working capital advances and/or acquisition loans to its present and future clients to enable them to implement such growth strategies.

         The Company's marketing efforts to establish relationships with new clients, both for its full range of management services and for management services related to diagnostic imaging, are conducted by employees under the direction of the Executive Vice President of Practice Development and Managed Care. Marketing activities consist of locating medical practices which meet the size, quality and operating parameters set by the Company. The Company's marketing staff also helps existing clients analyze opportunities for expanding the services they offer and expanding into new geographic areas either through opening new offices or acquiring existing medical practices. Strategies are also developed for increasing the patient volume of existing clients, including identifying to clients attorneys handling workers' compensation and no-fault insurance claims and arranging meetings with such attorneys to make them aware of the medical capabilities of the Company's clients. Additionally, one senior executive of the Company focuses on advising insurance carriers and large employers on GMMS' skills as a definer of injuries and as a preparer of IME reports. The marketing staff also oversees and facilitates the exchange of information with attorneys and insurance companies that are sources of new patients for the Company's clients.

         The Company believes it can increase its market share in the medical management services industry by providing its clients with significant competitive advantages and by relieving them of the complex, burdensome and time-consuming non-medical aspects of their businesses. The Company believes that relieving medical personnel of these obligations may enhance the productivity, efficiency and profitability of such personnel and the growth potential of the client and thus also enhance the ability of such clients to serve their patients. The Company also believes that a fully integrated medical office for the diagnosis and treatment of injuries, as well as the medical evaluation of injury claims for insurance carriers, provides significant advantages to patients and third-party payors. By providing a full array of medical and testing services in one facility, a medical practice will serve the patient more effectively and efficiently and also alleviate the injured patient's burden of traveling from one location to another. The centralization of comprehensive medical services also facilitates administrative and regulatory reporting to third-party payors.

Third-Party Reimbursement

         The Company's management fees (including lease payments for office space and equipment) are payable to the Company by its clients, as required by applicable legal requirements, without regard to (i) the fees which the client charges its patients for its medical services or (ii) whether the client actually receives payment for its services. The Company's ability to collect its management fees in a timely manner, or at all, is affected by such factors as whether its client is reimbursed for its medical services, the timing of such reimbursement and the amount of reimbursement. The Company's own cash flow is adversely affected by its clients' long collection cycle from various third-party payors, which typically range from nine months to 40 months for workers' compensation insurers, six months to 32 months for no-fault insurance carriers of the no-fault payment pool, two months to six months for Medicare and other commercial insurers and three months to 24 months for medical malpractice injuries. The historical, aggregate collection cycle of the Company's clients was based on the Company's approximate 4 years of experience and GMMS' historical collection experience. As a result of this slow payment pattern, the Company requires more capital to finance its receivables than other businesses with a shorter receivable payment cycle. Further, third-party payors may reject the clients' medical claims if, in their judgment, the procedures performed were not medically necessary or if the charges exceeded such payors' allowable fee standards. It is common practice for third-party payors to initially deny/reject the first submission of a medical claim. This does not mean that the claim will not be ultimately paid. The Company normally will re-submit the claim with such revised information as requested and/or forms and documentation. Outstanding claims that continue to be disputed after one year or more are then submitted to an arbitration process. Normally, when final arbitration decisions are about to be rendered, the third-party payor will agree to pay the claim or a portion thereof. In many instances the Company is entitled to collect the settlement amount, filing fees and interest on the agreed-upon payment on behalf of its clients. Finally, the reimbursement forms required by third- party payors for payment of medical claims are long, detailed and complex and payments may be delayed or refused unless these forms are properly completed in a timely manner. Although the Company takes all legally available steps, including legally prescribed arbitration, to collect the receivables generated by its clients, there is a significant risk that some client receivables may not be collected due to the determination by third-party payors that certain procedures performed by the clients were not medically necessary or were performed at excessive fees or because of omission or errors in timely completion of the required claim. The inability of its clients to collect their receivables could adversely affect their ability to pay in full all amounts owed by them to the Company.

         The healthcare industry is undergoing significant change as third-party payors increase their efforts to control the cost, use and delivery of healthcare services. Several states have taken measures to reduce the reimbursement rates paid to healthcare providers in their states. The Company believes that additional reductions will be implemented from time to time. Reductions in Medicare rates often lead to reductions in the reimbursement rates of other third-party payors as well and the Company believes that such further reductions are probable. Further changes in Medicare reimbursement rates whether pursuant to legislation presently under active consideration or otherwise, or other changes in reimbursements by third-party payors to clients of the Company could have a material adverse affect on the Company's operations and profitability.

Government Regulation

         The Company's provision of management and administrative services to medical practices, its plans to finance its clients' acquisitions of medical practices and its purchase of certain medical practice assets incidental to obtaining new practice management service agreements are subject to extensive and increasing regulation of numerous laws, rules, approvals and licensing requirements by federal, state and local governmental agencies. The Company is also subject to laws and regulations relating to business corporations in general.

         Many of the laws and regulations that affect the Company's operations and relationships with its clients have not been definitively interpreted by courts or regulatory authorities. Regulatory authorities have broad discretion concerning how these laws and regulations are interpreted and how they are enforced. The Company may, therefore, be subject to lengthy and expensive investigations of its business operations, or prosecutions which may have uncertain merit, by various state or federal governmental authorities. If the Company or any of its medical practice or hospital clients were found by an agency or judicial authority to be in violation of these laws and regulations, the Company could be subject to criminal and/or civil penalties, including substantial fines, injunctions and disqualification from participation in Medicare, Medicaid and other payor programs, which could limit or terminate the Company's ability to provide its services to medical practices and hospital clients.

         The Company believes that its current operations are in material compliance with applicable laws and regulations and the structure of the Company's relationships with its medical practice and hospital clients (including GMMS, the Company's principal medical practice client, whose 95% shareholder, Dr. Lawrence Shields, is a founder and principal shareholder of the Company) is similar in material respects to that of many firms in the physician practice management industry. Nevertheless the laws and regulations in this area are extremely complex and subject to changing interpretations and many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation. The Company has neither obtained nor applied for any opinion of any regulatory or judicial authority that its business operations are in compliance with applicable laws and regulations. Therefore, there is no assurance that the Company's operations have been in compliance at all times with all such laws and regulations. Nor is there assurance that scrutiny of the Company's business or its relationships with its medical practice or hospital clients by court or regulatory authorities will not result in determinations adverse to the Company. If the Company's interpretation of the relevant laws is inaccurate, or if laws and regulations change or are interpreted so as to restrict the Company's or its clients' operations or expansion plans, the Company's business and its prospects could be materially and adversely affected.

         The following are among the laws and regulations that affect the Company's operations and development activities:

         Corporate Practice of Medicine: The laws of New York State and various other states prohibit business corporations such as the Company from practicing medicine and employing or engaging physicians to practice medicine. The Company leases space and equipment to medical practices and hospital clients and provides these clients with a range of non- medical administrative and managerial services. The Company also plans to provide financing for its clients' acquisitions of physician practices. The Company does not, however, employ or supervise physicians or other licensed healthcare professionals who practice medicine, does not represent to the public or to the patients of its clients that it offers or arranges for medical services, and does not exercise influence or control over the practice of medicine by its clients. The Company does not initiate direct contact with its clients' patients except as an agent and at the specific request of its clients, and then does so only for the purpose of rendering non-medical services such as insurance verification, appointment scheduling and collection. The Company does not direct patient referrals or assign patients to particular physicians. The Company is not responsible for patient care services, medical charts or patient records and does not provide any ancillary medical services to patients or determine when patients will be admitted to or discharged from care. The Company does not establish standards of medical practice or policies for its clients, nor ensure adherence to such standards or policies. Moreover, the Company does not determine what charges are to be made to its clients' patients or to the third-party payors, nor are patient care bills payable to the Company, but only to the Company's clients. The Company does not determine how its clients' income will be distributed or the scope of patient care services that its clients will provide. Accordingly, the Company believes that it is not in violation of New York State laws prohibiting the corporate practice of medicine. If the Company were determined to be engaged in the corporate practice of medicine, the Company's contractual relationships with its clients could be jeopardized and it could be found guilty of criminal offenses and be subject to substantial civil penalties, including fines and an injunction preventing continuation of its business.

         Fee Splitting: New York and various other states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. In New York, this prohibition precludes the Company from receiving fees based upon a percentage of its clients' gross income or net revenue. Accordingly, the fee structure set forth in the Company's practice management service agreements with its New York clients, including the Company's agreement for the use and management of diagnostic imaging equipment based on a fixed fee per use charge, provides for fixed remuneration based upon the estimated fair market value of the services and equipment provided to such clients by the Company. Although the Company's charges to its clients are payable to the Company without regard to the amount of the fees charged by its clients to their patients or whether such clients actually receive payment of their fees, there is a risk that the inability of its clients to collect their receivables will result in their being unable to make payments to the Company on a timely basis, if at all. The Company believes that its charges to its clients are not based upon their professional fees or level of income and, accordingly, do not violate fee splitting prohibitions. If this belief is incorrect and the Company is determined to be engaged in fee splitting arrangements with its physician clients, such clients could be subject to charges of professional misconduct and penalties ranging from censure and reprimand to revocation of medical license. In addition, the Company could be unable to judicially enforce its fee arrangements with its physician clients, thereby materially and adversely affecting the Company's revenues and prospects.

         Self-Referral Laws: Under New York Law (and similar laws in a number of other states) and the federal Self-Referral Law (the "Stark Law") (which is presently only applicable to Medicare and Medicaid patients), certain health practitioners (including physicians, dentist, chiropractors and podiatrists) are prohibited from referring their patients for the provision of designated health services (including clinical lab, diagnostic imaging and physical therapy services) to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. The penalties for violating the Stark Law include, among others, denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme and possible exclusion from Medicare and Medicaid programs. Additional penalties of up to $2,000 for each improperly billed service may also be imposed under the Federal Civil Monetary Penalties Law. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental, and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the New York self referral law. The Company believes that its financial relationships with its health practitioner clients and physicians affiliated with such clients do not fall within the Stark Law or state self-referral laws, do not involve the provision of designated health services by the Company or fit within one of the exceptions in such laws, as the Company is neither a healthcare practitioner in a position to refer patients nor an entity that provides prohibited designated health services. Rather, the Company only furnishes management, administrative and financial services to its healthcare practitioner clients who may perform such designated health services. Similarly, although the Company offers stock in the Company to certain physicians associated with the Company's clients, which physicians or clients may be in a position to refer patients for designated health services to other entities which receive management and related services from the Company, the Company believes that such investment interests offered to such physicians either do not fall under the New York or Stark self referral laws or fit within one of the exceptions to the laws. Nevertheless, the interpretation of both the New York and Stark self referral laws is subject to broad discretion by state and federal regulators and an adverse determination by such regulators could affect the Company's continued ability to offer investment interests to physicians or the ability of such physician investors and/or the medical practices with which such physicians are associated to refer patients to entities that receive management and related services from the Company. In general, moreover, there can be no assurance that future interpretations or changes to the Stark Law (including its extension to all third-party payors) or the regulations promulgated thereunder, (or to similar New York and other state anti-referral laws or regulations), will not prohibit or otherwise affect the Company's arrangements with its clients and physician shareholders in ways that could materially and adversely affect the Company's business.

         Anti-Kickback Laws: The Social Security Act imposes criminal penalties for paying or receiving remuneration (which is deemed a kickback, bribe or rebate) in connection with any federal healthcare program, including Medicare or Medicaid. Violation of this law is a felony, punishable by fines of up to $25,000 per violation and imprisonment for up to five (5) years. This law and related regulations have been broadly interpreted to prohibit the payment, solicitation, offering or receipt of any form of reimbursement in return for the referral of program patients or any item or service that is covered by any federal healthcare program reimbursement. Similar state law prohibitions, not limited to particular payor programs, exist under the laws of New York and other states. Because the breadth of these prohibitions, when read literally, may place many legitimate business relationships into question, the U.S. Department of Health and Human Services ("HHS") promulgated "Safe Harbor" regulations in 1991 specifying certain relationships and activities that do not violate the federal law and regulations. The Company does not believe that all of its business practices satisfy the conditions of the "Safe Harbor" regulations. Moreover, certain arrangements involving payment of management fees that vary based upon the volume of services provided may be subject to increased scrutiny with respect to remuneration for referral. However, failure of an activity to fall within a "Safe Harbor" provision, or the fact that an arrangement may be subject to scrutiny, does not mean that such activity constitutes a violation of the law, rather the arrangement will be analyzed on the basis of its specific facts and circumstances. The Company believes that its medical practice and hospital client agreements under which it is currently providing management services do not put it in a position to make or induce the referral of patients or services by its clients and that, in any event, the compensation payable to the Company by its clients is unrelated to referrals and is based upon the estimated fair market value of the services and equipment provided to such clients by the Company. Accordingly, the Company believes that these agreements do not violate the federal anti-kickback law or statute or similar state laws. If, however, the Company's management arrangements were found to violate these federal or state laws, the Company and its medical clients could be subject to substantial civil monetary fines and/or criminal sanctions, including a minimum mandatory five (5) year exclusion from participation in any federal healthcare programs which would adversely affect the Company's future results, operations and profitability.

         Certificate of Need and Facility Licenses: In the case of the Company's magnetic resonance imaging units, New York and several other states have laws and regulations that require hospitals to obtain a CON to establish an imaging center or to purchase magnetic resonance imaging or other major medical equipment. Under CON laws, a hospital is required to substantiate the need and financial feasibility for the establishment of new facilities, commencement of new services or the purchase of major medical equipment in excess of statutory thresholds. The Company's ability to manage imaging equipment for hospitals could be adversely affected by the existence of state CON laws. Under current New York law, a CON is not required for the acquisition or lease of a magnetic resonance imaging unit by a physician engaged in the private practice of medicine. Thus, GMMS and other medical practices which have contracted with the Company have not obtained a CON with respect to any magnetic resonance imaging units leased from the Company. However, the adoption of legislation extending CON requirements to private medical practices would make it more difficult for physicians to lease diagnostic imaging equipment and could adversely affect the Company's expansion plans. New York also prohibits the operation of a diagnostic and treatment center without obtaining a CON and license and such a license is not currently available in New York to a public company such as the Company. The Company believes that its relationships with its medical clients do not constitute the operation of a diagnostic and treatment center. See, "Business -- Government Regulation -- Corporate Practice of Medicine". However, if the Company were determined to be operating a diagnostic and treatment center, the Company's contractual relationships with its clients could be jeopardized and it could be found guilty of criminal offenses and be subject to substantial penalties, including fines and an injunction preventing continuation of its business.

         Regulation Diagnostic Imaging Facilities: The operation by the Company's clients of diagnostic imaging equipment administratively managed by the Company is subject to federal and state regulations relating to licensing, standards of testing, accreditation of certain personnel, and compliance with governmental reimbursement programs. The Company believes that its clients are in compliance with these federal and state requirements, however, failure of the Company's clients to comply with the federal and state requirements applicable to the clients' medical practices could adversely affect the Company's continued ability to provide management and related services to its clients.

         No-Fault Insurance: The Company's initial client, GMMS, generates significant revenue from patients covered by no-fault insurance carriers and the no-fault insurance payment pool. In the event that changes in the no-fault insurance law create greater or lesser demand for physician services or impose additional or different administrative requirements, the Company could be required to modify its business practices and its administrative services in ways that could be more costly or more burdensome to the Company or in ways that limit or otherwise decrease the revenues which the Company receives from its present and potential future clients for its services.

         Workers' Compensation: The Company's initial client, GMMS, generates significant revenue from patients covered by the New York Workers' Compensation Program. In the event that changes in the Workers' Compensation Law create greater or lesser demand for physician services or impose additional or different administrative requirements, the Company could be required to modify its business practices and its administrative services in ways that could be more costly or more burdensome to the Company or in ways that limit or otherwise decrease the revenues which the Company receives from its present and potential future clients for its services. See "Business -- Government Regulation -- Proposed HealthCare Reform Legislation."

         Factors Affecting the Ability of Clients to Make Payments to the
Company: In order to comply with applicable federal and state laws, the Company's management fees (including lease payments for office space and equipment) are payable to the Company by its clients without regard to (i) the fees which the client charges its patients for its medical services or (ii) whether the client actually receives payment for such services. The Company's ability to collect the management fees it earns from its clients in a timely manner, or at all, is affected by such factors as whether its client is reimbursed for its medical services, the timing of such reimbursement and the amount of reimbursement. In this regard, a substantial portion of the revenues of the Company's clients are derived from payments by government sponsored or regulated programs (i.e., no-fault insurance, workers' compensation and Medicare), private insurers and managed care companies. All of these third-party payors are engaged in cost reduction programs that may adversely affect the ability of the Company's clients to meet their contractual obligations to the Company which, in turn, could cause the Company to experience significant losses.

         Anti-Trust: It is possible as the Company provides network, management and administrative services to several clients in a particular market, these medical practices may be deemed competitors subject to a range of antitrust laws which prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. The Company intends to comply with such federal and state laws, but there is no assurance that a review of the Company's business by courts or regulatory authorities would not result in a determination that could adversely affect the operation of the Company and its clients.

         Anti-Fraud: There are also federal and state civil and criminal statutes imposing substantial penalties, including substantial civil and criminal fines and imprisonment, on healthcare providers and those who provide services to such providers (including management businesses such as the Company) which fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the United States government for violations of its provisions and obtain a portion of the false claims recovery if the action is successful. The Company believes that it and its clients are in material compliance with such laws, but there is no assurance that the Company's (and its clients') activities will not be challenged or scrutinized by governmental authorities or private parties asserting a false claim action in the name of the United States government.

         Proposed HealthCare Reform Legislation: In addition to current laws and regulations, the federal government and New York State are considering new laws and regulations that, if enacted, could result in comprehensive changes affecting the healthcare industry and the payment for, and availability of, the type of healthcare services furnished by the Company's clients. Specifically, New York State has adopted a pilot managed care workers' compensation program that seeks to more closely regulate expenditures for workers' compensation cases. It is not possible at this time to predict if this New York project will be expanded or to assess its full impact on the Company. In addition, it is anticipated that Congress and the President will be forced to agree on some form of Medicare spending cuts that may result in future reductions in Medicare payments to physicians for physician services. Nevertheless, it is not certain which, if any, reforms will be adopted by Congress or state legislatures, or when such reforms will be adopted or implemented. New federal and state healthcare legislation and changes in the current regulatory environment may require the Company's business strategies, operations and agreements to be modified and there can be no assurance that such restructuring will be possible without adversely affecting the Company's profitability.

Liability Insurance

         The Company carries insurance providing coverage for general liability, comprehensive property damage and workers' compensation. While the Company believes its insurance policies are adequate in amount and coverage for protection of its assets and operations as currently conducted, there is no assurance that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company and its financial condition. Claims against the Company, regardless of their merit or outcome, could also have an adverse effect on the Company's reputation and business. In addition, there is no assurance that the Company's coverage will, in fact, be or continue to be available in sufficient amounts and on reasonable terms, or at all.

Competition

         The medical practice management field is highly competitive, although with regard to GMMS, the Company is not aware of any significant competition in New York State which focuses on medical practices significantly involved in the evaluation, diagnosis and treatment of injury-related cases. A number of large hospitals in New York State and elsewhere have acquired medical practices and this trend is expected to continue. The Company expects that more competition will develop, in part as a result of its demonstration that management companies can operate in the highly regulated New York environment. Potential competitors include large hospitals and a number of public corporations operating through a regional or national network of offices that have greater financial and other resources than the Company. The Company's experience in providing medical practice management services in the highly regulated New York State environment is believed to be an important competitive factor. The Company provides a full range of management and administrative services in a manner which it believes does not violate the state's laws prohibiting the corporate practice of medicine and an expertise with respect to the administration of receivable processing and collections.

Employees

         At March 15, 1997, the Company had 508 full time employees and 264 part time employees. The Company believes that employees suitable for its needs are available in its current and expected areas of activity. None of the Company's employees are represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be good.

Item 2. Properties.

         The Company's principal executive offices are located in approximately 8,500 square feet on the fifth and seventh floors of 254 West 31st Street, New York, New York 10001. The floors are leased, pursuant to separate leases, for terms expiring in March, 2006. The Company also leases at this location approximately 9,540 square feet on the ground floor, mezzanine and second floor which it subleases to GMMS for medical offices. The ground floor and mezzanine are leased for a term expiring in February 2003. The second floor is leased for a term expiring in August, 2002.

         The Company leases an aggregate of approximately 13,500 square feet of leased space in a multi-story office building at 26 Court Street, Brooklyn, New York 11242. The leases, which expire in November, 1998 and April, 2001.

         In addition, the Company leases for sublease to certain of its clients medical office facilities, containing an aggregate of approximately 37,000 square feet in the greater New York metropolitan area. The leases expire on various dates from August, 1997 through February, 2007.

Item 3. Legal Proceedings.

         None.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Market information:
                  The Company's common stock is listed and principally traded on American Stock Exchange ("Amex") (symbol: CMI). The following table sets forth on a per share basis the high and low sale prices for the Company's common stock for the last quarter in 1995 (from the commencement of trading following the Company's IPO), 1996 and the first quarter in 1997 (through March 27, 1997).

                                                                              Common Stock
                                                                              ------------

                      1995                                         High                       Low
                      ----                                         ----                       ---

                      Fourth Quarter (from December 28)               9                     8 3/8

                      1996
                      ----
                      First Quarter                               9 1/4                     7 3/4
                      Second Quarter                             13 7/8                     7 1/2
                      Third Quarter                              17 1/8                    11 5/8
                      Fourth Quarter                             16 1/2                    10 7/8

                      1997
                      ----
                      First Quarter (through March 27)           13 5/8                    11 1/8


                  The Company's First and Second Series Debentures are listed on the Amex under the symbols CMI.A and CMI.B, respectively.

         (b)   Holders:
                  The approximate number of holders of record of the Company's common stock as of March 24, 1997 were 109.

         (c )   Dividends:
                  The holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has not paid and does not expect to declare or pay any dividends in the foreseeable future.

Item 6. Selected Financial Data

         The following data have been derived from the Company's audited Consolidated Financial Statements and Notes thereto, and should be read in conjunction with those statements, which are included elsewhere in this Annual Report.

                      (in thousands, except per share data)

Selected Income Data:

                                                    Year Ended December 31,
                                                    -----------------------
                                                 1994         1995       1996
                                               --------    --------    --------

Revenue                                        $ 10,654    $ 12,294    $ 33,158
Interest discount (1)                            (1,744)     (2,017)     (2,166)
                                               --------    --------    --------
Net revenue                                       8,910      10,277      30,992
Cost of revenue                                   1,949       2,771      12,308
General and administrative expenses               2,571       2,974       9,143
                                               --------    --------    --------
Operating income                                  4,390       4,532       9,541
Accretion of interest discount (2)                  922       1,585       2,452
Interest expense                                   --            46       2,740
Interest, dividends and other income                 55          17       1,040
                                               --------    --------    --------
Income before provision for income taxes          5,367       6,088      10,293
Provision for income taxes                        2,522       2,861       4,879
                                               --------    --------    --------
Net income                                     $  2,845    $  3,227    $  5,414
                                               ========    ========    ========
Net income per share                           $   0.95    $   1.08    $   0.68
                                               ========    ========    ========
Weighted average number of shares
  outstanding                                     2,981       2,981       8,008
                                               ========    ========    ========
----------
(1) Represents an interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See "Notes to Consolidated Financial Statement."
(2) Represents interest income earned as a result of the amortization over a three year period of the interest discount of revenue.


Selected Balance Sheet Data:

                                                           As of December 31,
                                                   -----------------------------
                                                      1994      1995       1996
                                                      ----      ----       ----

Cash and marketable securities                      $  --     $  --    $ 72,605
Accounts receivable, net (1)                          7,679    14,884    52,509
Total assets                                          8,009    17,860   166,349
Current liabilities                                   2,461     5,749    10,432
Long-term debt, less current portion                   --         229       255
Convertible subordinated debentures                    --        --      74,000
Stockholders' equity                                  3,854     7,330    70,504
Working capital                                       1,615       (63)   93,127

----------
(1)  Includes both the current and long-term portions of accounts receivable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

Overview

         On April 1, 1993, the Company commenced operations servicing GMMS, its initial client, a multi-site neurological medical practice in the New York metropolitan area. For the period from commencement to December 31, 1993, and the years ended December 31, 1994 and 1995, all of the Company's fee revenue was derived from the management of GMMS.

         On January 3, 1996, the Company completed the merger of MMI (the "MMI Merger"), into a wholly-owned subsidiary of the Company. The Company issued 2,457,730 common shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of purchase price over net assets acquired (goodwill) of approximately $8,680,000 as a result of the acquisition of MMI will be amortized on a straight-line basis over a period of twenty years.

         In July, October and November, 1996, the Company completed the mergers of two medical billing companies and four physician practice management companies into wholly-owned subsidiaries of the Company. The Company issued 525,637 common shares to effect these mergers, together with cash payments of approximately $7,454,000.

         The Company's revenues are derived primarily from fees for management services. The Company's charges are intended to reflect the varying costs associated with its provision of services to clients including rental costs, compensation of personnel supplied by the Company, costs of third-party payor documentation, costs of billing and collections, and financing provided by the Company to its clients for the acquisition of high cost diagnostic imaging equipment and other medical practices.

         GMMS pays the management fees it owes the Company by assigning ownership, on a recourse basis, of its receivables with a net collectible value equal to the then current management fee owed to the Company.

         GMMS, the Company's largest client, is a multi-specialty medical practice group which evaluates, diagnoses and treats patients in the New York metropolitan area. Currently, GMMS' primary medical focus is the treatment of patients with injury-related conditions under workers' compensation and no-fault programs. GMMS currently employs twenty-eight (28) physicians (seven neurologists, two chiropractors, nine physiatrists, three orthopedists, one general surgeon, one family practitioner, one specialist in internal medicine, two psychologists and two radiologists) operating in nine offices in New York City, Long Island and Orange County.

         The following unaudited tabulation sets forth the operating results of GMMS for the years ended December 31, 1994, 1995 and includes results for GMMS and other client practices for the year ended December 31, 1996. GMMS and the other client practices are entities separate from the Company and the amounts reflected below are not included in the results of operations of the Company or its subsidiaries except for the management fees related to general medical services and diagnostic imaging.

                                                     Year Ended December 31,
                                                    -----------------------
Unaudited:                                        1994        1995        1996
----------                                        ----        ----        ----

Services rendered                              $ 22,236    $ 24,010    $ 48,167
Contractual allowances                           (2,746)     (2,340)     (2,676)
                                               --------    --------    --------
Net medical service fee                          19,490      21,670      45,491
Less expenses:
   Medical personnel payroll                      2,085       2,340       8,562
   Other                                            476         520       9,675
                                               --------    --------    --------
        Total expenses                            2,561       2,865      18,237
Owner physician payroll and entity income         1,082         522       1,889
                                               --------    --------    --------
Managements fee                                  15,847      18,283      25,365
                                               ========    ========    ========
Fee to related party                             10,654      12,294      21,464
Fees to non-related parties                       5,193       5,989       3,902
                                               --------    --------    --------
        Total management fees                  $ 15,847    $ 18,283    $ 25,365
                                               ========    ========    ========

General

The practices' operations are limited to the following activities:

1)   Rendering services to patients;
2) Payment of compensation to both owner physician and other medical personnel; and
3) Payment of miscellaneous expenses incidental to the rendering of the medical service.

         As more fully discussed below, as well as elsewhere in this document, the Company's operations as they relate to the practices include the following activities:

1) Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
2)   Billing and collection for all patient medical services rendered;
3) Any other business activity necessary to ensure the proper business operations of the practices; and
4)   Marketing and expansion of the medical practice.

Economics

         Because the activities of the practices are limited to the rendering of medical services, their principal asset is the accounts receivable due from third party payors and/or patients (minimal services are paid for by the patient at the time service is rendered). Further, substantially all of the non-clinical activities, as defined by the management agreement, of the practices are performed by the Company (which activities are discussed above and elsewhere in this document) and their principal liability is the amount due owner physicians and other medical personnel for services and the fee due under the management agreements.

         Revenue generated by GMMS in the amount of approximately $22,236,000, $24,010,000 for the years ended December 31, 1994 and 1995 and by both GMMS and the additional practices in the amount of approximately $48,167,000 for the year ended December 31, 1996, have been allocated to the owner physicians, medical personnel, other medical related expenses and the management fees.

         Finally, due to the fact that the management fees from GMMS is paid through recourse assignment of the accounts receivable and the doctors' compensation is paid currently, GMMS's cash flows are principally used for payment of remaining GMMS expenses and doctor compensation.

Financial Statements of the physician practices

         Audited financial statements of the physician practices have not been presented because they would not provide any additional information that would be meaningful in the evaluation of the Company's financial position, results of operation, and cash flow. The physician practices' balance sheets prepared on an accrual basis would generally include a very limited amount of accounts receivable, and immaterial liabilities for miscellaneous costs not paid due to timing of cash flow. Further, their statements of operations would reflect three components: revenues, compensation to owner physicians and medical personnel and management fees which information is presented in substantially that form in the above tabulation as well as elsewhere in this annual report, and finally, the practices as entities are merely a vehicle for physicians to achieve cash compensation from the practice of their medical profession.

         To ensure that all billings result in bonafide accounts receivable of the practices, the Company, in performing its duties, completes an interview of each patient and reviews patient insurance documentation prior to rendering of the medical service. If based on this interview and review of documentation, the Company deems the ensuing billing to be doubtful, such amounts are categorized and are not considered part of the accounts receivable for payment of its fee or available under the recourse rights.

         The process of determining the probability of collection and the related timing of the third party accounts receivable is an integral part of the activities of the Company and commences prior to the rendering of the medical service to the patient. Accordingly, the Company is cognizant of the collectibility of the accounts receivable as well as the timing of such collection. This information (as well as the provisions of the PMSA between the Company and the practices) is used by the Company to determine which receivables are to be assigned as payment of management fees and retained ("residual receivable") to pay the compensation of the owner physician and medical personnel.

         The Company believes that because of this process, the amount of accounts receivable that would revert back to the practices as a result of the recourse right described herein would not be material. To date, the Company has not had to exercise this right with respect to any accounts receivable assigned to it.

Results of Operations for the Years Ended December 31, 1996 and 1995

         Revenues in 1996 were $33,158,000 as compared to $12,294,000 in 1995, an increase of $20,864,000 or 170%. The primary reason for the increase is the acquisition of (1) MMI in January, 1996, (2) the medical billing companies in July, 1996 and (3) the physician practice management companies in October, 1996. In addition, management services rendered by the Company to GMMS increased by $2,097,000 as a result of an increase in the number of patients treated and evaluated by GMMS. The acquisition of two medical practices in the third quarter of 1996 by GMMS increased its medical practice offices located in the New York metropolitan area by three additional locations. Additionally, the three new GMMS offices (Garden City, Staten Island and New Windsor, New York) which opened during the fourth quarter of 1995 were fully integrated in 1996.

         Cost of Revenues increased to $12,307,000 from $2,771,000 in 1995 an increase of $9,536,000 or 344%. Cost of revenues include personnel who directly support the medical practice in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practice. The Company charges fees to its clients for the services rendered by these individuals under the terms of its PMSA with the medical practice. The fees are predicated upon the costs associated with rendering this service. The major component of the increase, $5,758,000, was as a result of the acquisition of (1) MMI in January, 1996, (2) the medical billing companies in July, 1996 and (3) the physician practice management companies in October, 1996. Additionally, the Company continued to hire management and support personnel such as patient schedulers and medical record maintainers in order to properly service the expanding medical practices.

         General and Administrative Expenses (including fees paid to related parties) increased by $6,625,000 or 223% from $2,974,000 in 1995 to $9,599,000 in 1996. General and administrative costs represent overhead and administrative expenses excluding costs directly related to operations and generation of revenues such as space costs, office supplies and general and administrative costs of the Company including corporate management and professional fees. The major component of the increase, $3,084,000, was as a result of the acquisition of (1) MMI in January, 1996, (2) the medical billing companies in July, 1996 and
(3) the physician practice management companies in October. These expenses also increased due to the hiring of highly qualified management personnel in order to prepare for the Company's anticipated growth through such acquisitions and the amortization of goodwill related to the acquisitions completed in 1996. The Company's philosophy has been to significantly upgrade and increase its infrastructure to ensure its ability to adequately service additional clients and anticipated acquisitions while continuing to provide a comprehensive range of management services to GMMS.

         Interest Expense increased from $46,000 in 1995 to $2,740,000 in 1996 due mainly to interest on the (1) $2,000,000 principal amount of Convertible Subordinated Notes issued on March 20, 1996, (2) First Series Debentures issued on June 5, 1996, (3)

$3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996 and (4) Second Series Debentures issued on December 5, 1996.

Results of Operations for the Years Ended December 31, 1995 and 1994

         Revenues in 1994 were $10,654,000 as compared to $12,294,000 in 1995, an increase of 15%. The increase in revenues resulted from an increase in services rendered by the Company to GMMS due to its growth in the number of patients evaluated and treated. GMMS' procedures performed increased from 128,500 in 1994 to 157,000 in 1995.

         Cost of Revenues increased $822,000, from $1,949,000 (18% of net revenue) to $2,771,000 (23% of net revenue) in 1995. A significant portion of this increase ($694,000) was due to the hiring of additional (23) practice management and other support personnel such as appointment schedulers, record transcribers and intake examiners in order to properly administer the Company's client's expanding medical practice and to prepare a base for future clients and projected acquisitions. Transcription costs increased $129,000 due to the greater number of patients evaluated, treated and the related procedures performed by the medical practice.

         General and Administrative Expenses (including fees paid to related parties) increased by $403,000 from $2,571,000 in 1994 or a 16% increase to $2,974,000 in 1995. The increase is primarily attributable to an increase in space rental costs ($126,000) due to the opening of three additional GMMS offices and annual escalations in the remaining six offices, related incremental depreciation and amortization ($38,000), upgrading of the billing system ($68,000) and increased marketing efforts ($57,000). Additionally, the Company incurred one time costs ($33,000) associated with its fourth quarter financing and incremental insurance costs ($23,000) in conjunction with its IPO.

         Depreciation and Amortization Expense increased by $47,000 from $55,000 in 1994 to $102,000 in 1995. This increase was directly related to the purchase of property and equipment, primarily leasehold replacement expenditures, by the Company totaling $193,000 in 1994 to $178,000 in 1995.

Liquidity and Capital Resources

         In January, 1996, the Company completed its IPO in which it issued 2,000,000 common shares at $9.00 per share and received net proceeds of $13,480,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses including repayment of the Secured Notes (defined below) were $3,520,000. In addition, the Company sold to the Representatives in the IPO, or their designee, at a price of $.001 per warrant, 200,000 warrants (the "IPO Representatives' Warrants") entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

         In September and October 1995, the Company borrowed an aggregate of $1,000,000 secured by all assets from three lenders (the "Secured Lenders"):
$400,000 from InterEquity Capital Partners ("IECP") and $300,000 each from Astro Communications, Inc. and William Harris & Company Employee Profit Sharing Trust. The borrowings were due on the earlier of the consummation of the IPO or five years following their issuance and bore interest at rates ranging from 12% to 14%. The Company issued 27,778 common shares in connection with these borrowings, with an aggregate value of $258,000 and paid $52,000 of processing fees. Substantially all of such amounts were charged to operations and the loans were repaid in January, 1996, the date of the Company's IPO.

         In March 1996, the Company sold $2,000,000 of Convertible Subordinated Notes and in July, 1996 a further $3,000,000 of such notes to accredited investors. The notes bear interest at 8%, payable quarterly. The entire principal is due five years from the date of issuance. Holders of the Convertible Subordinated Notes may convert all or any portion into common shares of the Company at $9.00 per share, subject to adjustment for stock splits, dividends, re-capitalization, etc. Under certain circumstances, such as a change in control, holders of the Convertible Subordinated Notes may require the Company to redeem the Convertible Subordinated Notes at 125% of the original principal amount. The Convertible Subordinated Notes are subordinate in right of payment to certain future indebtedness which may be incurred by the Company.

         On June 5, 1996, the Company issued $40,250,000 face amount of First Series Convertible Subordinated Debentures ("First Series Debentures"). The First Series Debentures bear interest at the rate of 8% per annum payable on August 15 and February 15 of each year until the First Series Debentures are paid in full. Holders of the First Series Debentures may convert all or any portion of the principal amount thereof into Common Shares of the Company at an initial conversion price of $14.00 per share, subject to adjustment for stock splits, dividends, re-capitalization and certain other capital changes. The First Series Debentures are not redeemable prior to June 5, 1999. Thereafter, the First Series Debentures are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the First Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the Closing Price (as defined) has equaled or exceeded $19.125, subject to adjustment in certain events. In the event that a Repurchase Event (as defined) occurs, subject to certain conditions, each holder of a First Series Debenture shall have the right to require the Company to purchase all or any part of such holder's First Series Debentures at 100% of the principal amount thereof plus accrued interest.

         On December 5, 1996, the Company issued 2,000,000 common shares at $13.75 per share and received net proceeds of $23,864,000. In connection with this offering, the Company has agreed to sell to the Representatives, for nominal consideration, warrants (the "Representatives' Warrants") to purchase up to 356,250 Common Shares at a price of $23.30625 per share. The Representatives' Warrants are exercisable for a period of four years commencing December 5, 1997. The Representatives' Warrants provide for reductions, which in certain circumstances could be material, in the exercise price of the Representatives' Warrants upon the occurrence of certain events, including the issuance by the Company of Common Shares for a price below the market price of the Common Shares, and corresponding potentially significant increases in the number of shares purchasable upon exercise of the Representatives' Warrants. The Representatives' Warrants also provide for adjustment of the type of securities issuable upon exercise of the Representatives' Warrants to reflect changes in the Common Shares. The Representatives' Warrants grant to the holders thereof certain rights with respect to the registration under the Securities Act of the securities issuable upon exercise of the Representatives' Warrants.

         On December 5, 1996, the Company issued $28,750,000 face amount of Second Series Convertible Subordinated Debentures ("Second Series Debentures"). The Second Series Debentures bear interest at the rate of 8% per annum payable on June 15 and December 15 of each year until the Second Series Debentures are paid in full. Holders of the Second Series Debentures may convert all or any portion of the principal amount thereof into common shares of the Company at an initial conversion price of $16.00 per share, subject to adjustment for stock splits, dividends, re-capitalization and certain other capital changes. The Second Series Debentures are not redeemable prior to December 5, 1999. Thereafter, the Second Series Convertible are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Second Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the Closing Price (as defined) has equaled or exceeded $21.1875, subject to adjustment in certain events. In the event that a Repurchase Event (as defined) occurs, subject to certain conditions, each holder of a Second Series Debenture shall have the right to require the Company to purchase all or any part of such holder's Second Series Debentures at 100% of the principal amount thereof plus accrued interest.

         On January 3, 1996, the Company completed the merger of MMI (the "MMI Merger"), into a wholly-owned subsidiary of CMI. The terms of the MMI Merger provided that MMI shareholders receive .778 CMI common shares for each MMI common share which they held based upon an IPO price of $9.00 per common share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI common shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, the Company issued 2,457,725 common shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of purchase price over net assets acquired (goodwill) of $8,680,000 as a result of the acquisition of MMI will be amortized on a straight-line basis over a period of twenty years.

         In July, October and November, 1996, the Company completed the mergers of two medical billing companies and four physician practice management companies into wholly-owned subsidiaries of CMI. The Company issued 525,637 common shares to effect these mergers, together with cash payments of approximately $7,454,000. The excess of purchase price over net assets acquired (goodwill) of $10,871,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

         On January 31, 1997, the Company paid $910,000 to acquire certain accounts receivable and $75,000 for certain equipment and inventory from Emergimed P.C. ("Emergimed"), and loaned $6,925,000 to the Kenneth S. Schwarz, P.C. (the "PC") which has a practice management services agreement with the Company. The loan was for the purpose of the PC acquiring the goodwill and medical practice of Emergimed, a seven physician multi-specialty medical practice in Cliffside Park, New Jersey.

         To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. Net cash used for operating activities in 1996 was $18,547,000. In January 1996, the Company loaned GMMS for working capital needs approximately $1,590,000 due on demand at interest of 9% per annum. The Company's primary sources of cash has been cash flow from operations, the proceeds from the IPO, the First Series Debenture Offering, the Second Series Debenture and common shares offering. At December 31, 1996 the Company had working capital of $92,764,000.

         The ability of GMMS, one of the Company's major customers, to pay the management fees which it owes to the Company is dependent upon GMMS' ability to collect its accounts receivable from insurance carriers, primarily no-fault and workers' compensation carriers, though GMMS is obligated to pay such fees regardless of its collections. Receipts from these sources generally have long collection cycles. These claims can be subjected to dispute and are often referred to arbitration. Many third-party payors, particularly insurance carriers covering automobile no-fault and workers' compensation claims refuse, as matter of business practice, to pay claims unless submitted to arbitration. It is the Company's experience that the insurance carriers from which it seeks reimbursement for its clients delay payment of claims until just prior to the arbitration hearing. Management has determined, based on actual results, industry factors, and GMMS' historical collection experience prior to its association with the Company, that this entire collection process generally spans a period averaging approximately 3 years. The Company believes that its experience to date is a good indication of the timing of the collection process in the future. Therefore, CMI requires more capital to finance its receivables than businesses with a shorter receivable collection cycle. In the event that the laws and regulations establishing these third-party payors are amended, rescinded or overturned with the effect of eliminating this system of payment reimbursement for injured parties, the ability of the Company to market its management services could be affected. The Company takes ownership on a recourse basis of GMMS' receivables with a net collectible value equal to the then current management fee owed to the Company. The collection cycle for these receivables are generally in excess of one year and as a result of such delayed payment the financial statements include an imputed interest discount against gross revenues. This discount is recaptured over the anticipated collection cycle and is accounted for as reversal of interest discount in the financial statements.

         For the three years ended December 31, 1994, 1995 and 1996, respectively, net cash provided (used) by operating activities was $111,000, $1,088,000 and $(18,547,000). Although the Company provided cash through its operating activities, substantially all of the cash generated from operations was used to support higher levels of accounts receivable. The cash used was $6,536,000, $7,636,000 and $27,276,000 for 1994, 1995 and 1996, respectively.

         Cash was provided (used) by an increase (decrease) in accounts payable of $403,000, $1,946,000 and $(1,903,000) for 1994, 1995 and 1996, respectively.
The increases were caused by the deferred registration costs incurred in the IPO and by the increase in services rendered and costs incurred by the Company as the result of the rapid expansion of the client's practice. The Company's estimate of its cash needs include, in part, an estimate of the timing of its collections.

         During the years ended December 31, 1994, 1995 and 1996, the Company made capital expenditures totaling $193,000, $178,000 and $1,952,000, respectively. These expenditures were for office furniture, computer hardware/software, telephone and medical equipment.

Item 8. Financial Statements and Supplementary Data.

         The financial statements of the Company required by this item are set forth at the pages indicated in Item 14 (a) and (d).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:


Name                   Age       Position
----                   ---       --------
Steven Rabinovici      44     Chairman of the Board and Chief Executive Officer

David Jacaruso         52     Vice Chairman of the Board and President

Arthur L. Goldberg     58     Senior Executive Vice President and Chief Operating Officer

Joseph M. Scotti       53     Executive Vice President, Treasurer, Secretary and Director

Dennis Shields         30     Executive Vice President and Director

Dennis W. Simmons      46     Executive Vice President of Practice Development and Managed Care

Robert Keating         55     Senior Executive Vice President, Director of Operations - Medical Legal Services

Manus O'Donnell        53     Vice President Finance, Chief Financial Officer

Richard DeMaio         39     Vice President and Director

John T. Dooley         54     Vice President and Chief Information Officer

Claire Cardone         51     Vice President

Kenneth Theobalds      38     Vice President - Workers' Compensation

Steven Cohn            48     Director

Steven A. Hirsh        57     Director

         All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Directors, other than officers or employees of the Company or holders of 10% or more of its shares, receive an option upon taking office to purchase 20,000 Common Shares exercisable at the fair market share on the date of grant. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

         Steven Rabinovici has been Chairman of the Board and Chief Executive Officer of CMI since December 28, 1995. From December 31, 1992 through December 27, 1995 he was the President, Chief Executive Officer and a director of MMI. He is a founder of CMI and has also provided certain consulting services to the Company during 1994 and 1995. From July 1990 through December 31, 1992, he was an independent healthcare and business consultant. On July 21, 1992, MEBE Enterprises, Inc., the owner and operator of a single Roy Rogers fast food restaurant, filed for protection under Chapter 11 of the Bankruptcy Code. Messrs. Rabinovici and Jacaruso were founders and principals of MEBE Enterprises, Inc. Earlier in his career, Mr. Rabinovici had more than 10 years experience in hospital administration, including approximately two years as associate administrator of Brookdale Hospital Medical Center, a 1,000 bed teaching hospital, and two years as the administrator of the Division of Psychiatry, Cornell University New York Hospital. Mr. Rabinovici has a Bachelors degree from City University of New York, Brooklyn College, a Masters degree in Public Health from Columbia University School of Public Health and a Juris Doctorate degree from New York Law School.

         David Jacaruso has been Vice Chairman of the Board of the Company since December 28, 1995, as well as President, a founder and a director of the Company since April 1993. From April 1993 through December 27, 1995 he was Chairman of the Board of the Company. From July 1990 to April 1993 he was an independent healthcare and business consultant. On July 21, 1992, MEBE Enterprises, Inc., the owner and operator of a single Roy Rogers fast food restaurant, filed for protection under Chapter 11 of the Bankruptcy Code. Messrs. Rabinovici and Jacaruso were founders and principals of MEBE Enterprises, Inc. Earlier in his career, Mr. Jacaruso was associated with Brookdale Hospital for ten years and with Mt. Sinai Medical Center, holding various administrative positions including Senior Associate Administrator for Operations. Mr. Jacaruso has a Bachelors degree in Urban Health, a Masters degree in Quantitative Analysis from St. John's University, and he completed a one-year residency at Columbia University School of Public Health for Hospital Administration.

         Arthur L. Goldberg has been Senior Executive Vice President and Chief Operating Officer of the Company since April 2, 1996. From August 1993 through March 1996 he was an independent management consultant. Prior thereto he was the Chief Financial Officer of Elek-Tek, Inc., a reseller of computer and related equipment since December 1990. Mr. Goldberg has a Bachelor's degree in Business Administration from City University of New York, Juris Doctor and Masters of Law degrees from New York University School of Law and a Masters of Business Administration degree from the University of Chicago. He is also a Certified Public Accountant.

         Joseph M. Scotti has been Vice President, Chief Financial Officer, Treasurer, Secretary and Director of the Company from December 28, 1995 until January 1997. Since then has been Executive Vice President - Acquisition Analysis, Treasurer and Director of the Company. Prior thereto he held similar positions with MMI since January 1993. From February 1992 to January 1993, Mr. Scotti was a consultant to Burke & Burke, a food store chain and from November 1986 to February 1992 he was controller of Rols Capital Co., a mortgage lender. He has a Bachelors degree in Accounting from Hofstra University.

         Dennis Shields has been Executive Vice President and director of CMI since December 28, 1995. Prior thereto he had been Vice President, Chief Operating Officer and a director of MMI since 1992. He is a founder of CMI. His father, Dr. Lawrence Shields, also a founder of MMI and CMI, is the 95% owner of GMMS, the largest client of the Company. Mr. Shields has a Bachelor of Arts degree from New York University School of Liberal Arts.

         Dennis Simmons has been Executive Vice President of Practice Development and Managed Care of the Company since April 2, 1996. Mr. Simmons has over twenty years of healthcare experience. Most recently he had been the Senior Vice President for Coastal Physician Group, Inc., from November 1992 to March 1996. From October 1986 to October 1992 he worked for Medical Care Development, Inc. as a consultant to the Saudi Arabian government and United Healthcare Corp. in Central Texas. Mr. Simmons, also developed the Emergency Medical Services Program and STAR Flight medical helicopter service in Austin, Texas. He has a Bachelors degree in environmental design from Texas A & M and an Master of Business Administration degree from St. Edwards University.

         Robert Keating has been Senior Executive Vice President, Director of Operations - Medical Legal Services of the Company since April 8, 1996. From January 1995 to April 7, 1996, Mr. Keating was the Administrative Judge, Second Judicial District, Supreme Court, State of New York responsible for the day to day management of the Supreme Court district that encompasses Brooklyn and Staten Island, New York and has general jurisdiction over both civil litigation and criminal matters. Prior thereto he was the Administrative Judge, Criminal Court of the City of New York since April 1985. Mr. Keating managed the daily judicial and non-judicial operations of the court, which has general jurisdiction over all violations, infractions, misdemeanors and pre-indictment processing of felony matters in New York City. Concurrently, from 1992 to present he has supervised and developed the Midtown Community Court. The court opened in October 1993 and focuses on "quality of life" crimes or crimes that erode the public's sense of pride in its neighborhood. Mr. Keating has a Bachelors degree from Georgetown University and a Bachelor of Law degree from Duke University.

         Manus O'Donnell has been a Vice President and Chief Financial Officer of the Company since January, 1997. From March 1995 to December 1996, Mr. O'Donnell was Chief Financial Officer for Lynton Group, Inc., an aviation company operating in Britain and the US. From January, 1993 to March, 1995, he was a principal in The Index Group, which provides consulting services in the biotechnology and general healthcare markets. From January 1991 to February 1993, he was Chief Financial Officer of Clinical Homecare, Ltd., a company providing infusion services to patients in the home. Mr. O'Donnell is a Certified Public Accountant and has an MBA degree from Columbia University Graduate Business School.

         John T. Dooley has been a Vice President and Chief Information Officer of the Company since September 1996. From May 1996 to September 1996, Mr. Dooley was the Chief Information Officer for three corporations affiliated with Long Island Jewish Medical Center: CHP: The Medical Group, Managed Health Inc. and LIJ-MS. From January 1995 to May 1996 Mr. Dooley served as the Chief Information Officer of New Hanover Regional Medical Center, a 628 bed tertiary care medical center and teaching hospital in Wilmington, NC. From March 1994 to December 1995, Mr. Dooley was a Senior Manager of Implementation Specialists for Healthcare, a management consulting firm specializing in healthcare systems. Prior thereto, from December 1992 to February 1994, Mr. Dooley served as the Chief Information Officer of North Shore University Hospitals, a series of tertiary care teaching and community hospitals comprising 1,250 beds. From May 1988 to December 1992, Mr. Dooley served as the Assistant Vice President, Information Services of St. Vincent's Hospital and Medical Center, an 813 bed tertiary care teaching hospital located in New York City. He has a B.S. degree from St. Peter's College, New Jersey.

         Richard DeMaio has been Vice President of Operations of CMI since March 1994. From March 1989 through February 1994, he was assistant administrator at the Long Island Jewish Medical Center with administrative responsibilities for various clinical and support services. Mr. DeMaio is a member of the American College of Healthcare Executives and has also served on the Executive Committee of the Metropolitan Health Administrators Association. He has a Bachelors degree in Urban Health Management from St. John's University and a Masters degree in Health Care Administration from Long Island University.

         Claire A. Cardone has been Vice President of Operations for diagnostic imaging of CMI since December 28, 1995. Prior thereto, she had been the Vice President of Operations of MMI since 1993. From 1985 until 1993, Ms. Cardone was Senior Associate Administrator at St. John's Episcopal Hospital, a 300 bed community teaching hospital in Queens, New York. She has a Master in Business Administration degree from Adelphi University and a Bachelor of Arts degree, cum laude, from St. John's University.

         Kenneth Theobalds has been Vice President of Workers' Compensation of CMI since July 1995. Prior thereto, Mr. Theobalds had been Executive Director of The State Insurance Fund of New York State since September 1992. From 1989 to September 1992 he served as an Assistant Secretary for Human Resources to New York State Governor Mario M. Cuomo. Mr. Theobalds holds a Bachelor of Science degree from Cornell University.

         Steven Cohn has been a member of the law firm of Goldberg and Cohn (which has its offices in Brooklyn, New York) and a State Assemblyman for the 50th Assembly District for more than the past five years. He has a Doctor of Jurisprudence degree from Brooklyn Law School, a Masters of Law from New York University School of Law and a Bachelor of Arts degree from New York University.

         Steven A. Hirsh has been a portfolio manager for William Harris & Co., a financial services company, for more than five years. Since 1994 he has also been Chairman, Chief Executive Officer and President of Astro Communications, Inc., a manufacturer of strobe lights. He holds a Bachelor of Science degree from the University of Colorado and Masters of Business Administration from the University of Chicago.

         Steven Rabinovici, David Jacaruso, Marie Graziosi, Dennis Shields and Dr. Lawrence Shields, founders of the Company, are parties to a shareholders' agreement (the "Shareholders' Agreement") pursuant to which they have agreed to vote (and subsequently voted) all of their shares of the Company, for a period of 10 years, in favor of election to the Board of Directors of the Company and for such other or additional nominees as may be designated from time to time and approved by the Board and to vote on all other matters in accordance with the recommendations of the Board. Mr. Rabinovici is the Chairman of the Board and Chief Executive Officer of the Company, Mr. Jacaruso is the Vice Chairman of the Board and President of the Company and Dennis Shields, the son of Dr. Shields, is the Executive Vice President and a Director of the Company. Marie Graziosi is the wife of David Jacaruso. Dr. Shields is a founder of CMI and MMI, the Company's largest shareholder and the founder and a 95% shareholder of GMMS, a client which accounts for almost all of the Company's revenues in 1995. Messrs. Rabinovici, Jacaruso, Dennis Shields, Ms. Graziosi and Dr. Lawrence Shields beneficially own an aggregate of approximately 2,219,581 shares or 22.1% of the Company's outstanding Common Shares and, accordingly, as long as they vote as required by the Shareholders' Agreement, may be in a position to elect all of the persons nominated by the Board of Directors. Furthermore, such control may adversely affect the market price of the Common Shares by precluding any unsolicited acquisition of the Company.

         The Company's Board of Directors has established Compensation and Audit Committees, whose members are Messrs. Cohn and Hirsh. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the issuance of stock options to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent auditors to determine the adequacy of internal controls and other financial reporting matters. The Compensation Committee has not met since Mr. Hirsh became one of its members and has advised the Board that it will convene its next meeting only after the appointment of a third committee member. It is the intention of the Company to appoint only independent directors to the Audit and Compensation Committees.

Item 11. Executive Compensation

         Executive compensation consists of the following:

                                                                                                Long term compensation
                                                                                                ----------------------
                                        Annual compensation                       Awards                    Payouts
                                        -------------------                       ------                    -------
                                                                  Other annual     Reg is tered   Options     LTIP      All other
                                           Salary           Bonus compensation stock awards        /SAR     payouts   compensation
Name and principal position         Year     ($)                 ($)       ($)        ($)          (#)        ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------

Steve Rabinovici
   Chairman & CEO                  1996      250,000              -         -         -            -           -         24.672
                                   1995      109,842(1)           -         -         -            -           -         21,124
David Jacaruso
   Vice Chaimnan, President        1996      250,000              -         -         -            -           -         17,389
                                   1995      165,063(2)           -         -         -            -           -          6,334
Arthur Goldberg
   Sr. Exec. Vice Pres. & CEO      1996      140,978              -         -         -            -           -
                                   1995       -                   -         -         -            -           -
Dennis Shields
   Executive Vice President        1996      250,000              -         -         -            -           -         32,498
                                   1995      136,920(3)           -         -         -            -           -         19,870
Joseph M. Scotti
   Executive Vice President        1996      171,771              -         -         -            -           -         12,981
                                   1995      117,225              -         -         -            -           -         10,004

------------

(1) Consists of fees of $30,650 from CMI for consultation and advice to senior management and salary from MMI of $79,192.
(2) Includes consulting fees of $63,075 paid by CMI to Marie Graziosi, Mr. Jacaruso's wife.
(3) Consists of fees of $57,728 from CMI for consultation and advice to senior management and salary from MMI of $79,192.

Employment Contracts

         In October 1995, the Company entered into an employment agreement with Steven Rabinovici providing for his employment, effective upon the closing of both the IPO and the Merger, as Chairman of the Board and Chief Executive Officer for an initial term expiring on December 31, 1999. On December 31 of each year, the term is automatically extended for an additional year unless on or before such date either party elects to terminate the agreement at the expiration of the term. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if Mr. Rabinovici's employment is terminated without cause (as defined in the agreement), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement. Prior to the closing of the IPO, Mr. Rabinovici was President, Chief Executive Officer and a director of MMI.

         In October 1995, the Company entered into an employment agreement with David Jacaruso, providing for his employment, effective upon the closing of both the IPO and the Merger, as Vice Chairman of the Board and President, for an initial term expiring on December 31, 1999. On December 31 of each year, the term is automatically extended for an additional year unless on or before such date either party elects to terminate the agreement at the expiration of the term. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if Mr. Jacaruso's employment is terminated without cause (as defined in the agreement), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement.

         In October 1995, the Company entered into an employment agreement with Dennis Shields, providing for his employment, effective upon the closing of both the IPO and the Merger, as Executive Vice President, for an initial term expiring on December 31, 1999. On December 31 of each year, the term is automatically extended for an additional year unless on or before such date either party elects to terminate the agreement at the expiration of the term. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if his employment is terminated without cause (as defined in the agreement), the Company will pay Mr.

Shields an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement. Prior to the closing of the IPO, Mr. Shields was Vice President, Chief Operating Officer and a director of MMI.

         In January 1996, the Company entered into an employment agreement with Joseph M. Scotti, providing for his employment upon the closing of both the IPO and the Merger, as Vice President and Chief Financial Officer for an initial term expiring on December 31, 1999. The agreement provides for an annual base salary of $175,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if Mr. Scotti's employment is terminated without cause (as defined in the agreement), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement. Prior to the closing of the IPO, Mr. Scotti was Vice President and Chief Financial Officer and a director of MMI. In April 1996, an option to purchase 50,000 shares exercisable at $9.00 per share during a ten year period was granted to Mr. Scotti. The options are exercisable for one-third of the shares covered thereby as of the date of the grant and for an additional one-third of the shares covered thereby each year thereafter.

         In March 1996, the Company entered into an employment agreement with Arthur L. Goldberg as Senior Executive Vice President and Chief Operating Officer expiring on March 10, 1999. The Agreement, as amended, provides for an annual base salary of $200,000, for participation in all executive benefit plans and for the grant of an option for 100,000 shares exercisable for a ten year period. The option will be exercisable for 50,000 shares beginning April 1997 and 50,000 shares in April 1998.

Stock Options

         In May 1995, in order to attract and retain persons necessary for the success of the Company, the Company adopted its 1995 Stock Option Plan (the "Option Plan") covering up to 700,000 of its Common Shares, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expires in May 2005, will be administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to the purchase of options will be determined by the Board of Directors, or a committee thereof, in its sole discretion. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

         In the year ended December 31, 1996, the Company granted options for an aggregate of 941,000 shares under the Option Plan as follows: 625,000 shares to ten officers or former officers; 40,000 to two outside directors and 276,000 shares to 20 key employees (including officers of acquired companies). In addition, options for 225,000 shares were granted to consultants. All options were granted at exercise prices ranging from $8.375 to $15.75. In 1997, options for a further 170,000 shares have been issued, which are not included in the foregoing grants. Currently a total of 379,000 shares are subject to shareholder approval of an amendment to the Option Plan increasing the number of shares authorized for issuance thereunder. These options will have an exercise price per share equal to the fair market value of a common share on the date of such approval.

         Outside directors are granted options for 20,000 shares, exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service, as soon as practicable after taking office. Mr. Hirsh has waived this grant.

         Options are for either five or ten year terms and, generally, vest to the extent of one-third of the shares received on the date of grant or the first anniversary thereof and on each of the next two anniversaries. Certain options are exercisable only if specific performance criteria are met.

Comparative Performance by the Company

         The following graph shows a comparison of cumulative total returns for the Company, the American Stock Exchange Market Index ("Amex") and a peer group index.

        Compare Cumulative total return among Complete Management, Inc.,
                     AMEX market index and peer group index



     200|----------------------------------------------------------|
        |                                       *                  |
  D     |                                                          |
  O  150|--------------------------*-------------------------*-----|
  L     |                                                          |
  L     |               &          &            &                  |
  A  100|---*&#---------*#---------#------------#------------&#----|
  R     |                                                          |
  S     |                                                          |
      50|----------------------------------------------------------|
        |                                                          |
        |                                                          |
       0|----|----------|----------|-----------|-----------|-------|
          Dec-95      Mar-96     Jun-96      Sep-96      Dec-96


*=Complete Management, Inc.   &=Peer Group Index    #=AMEX Market Index

                   Assumes $100 invested on December 28, 1995
                          Assumes dividends reinvested
                      Fiscal year ending December 31, 1996

o    Source: Media General Financial Services, Inc.



Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 27, 1996 with respect to the beneficial ownership of the Company's Common Shares by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares, by each director of the Company, by the executive officers named in the table below and by the directors and executive officers as a group.


                                                                 Common Shares Beneficially Owned
                                                                 --------------------------------
                                                          Number of Shares        Percentage of Class
                                                          ----------------        -------------------
              Name and Address (1)                               Actual                    Actual
              --------------------                               ------                    ------

                Steven Rabinovici (2)                           476,813                     4.75%
                David Jacaruso (3)                              424,640                     4.23%
                Dennis Shields (4)                              567,837                     5.66%
                Joseph M. Scotti                                 71,690                     0.71%
                Steven Cohn                                      14,921                     0.15%
                Richard DeMaio                                   19,843                     0.20%
                Steven A. Hirsh                                 212,054                     2.11%
                Lawrence Shields, MD (5)                      1,125,291                    11.20%
                All officers and directors as a group
                             (8 persons)                      1,735,021                    17.30%


------------------
(1) The addresses of the persons named in this table are as follows: Steven Rabinovici, David Jacaruso, Dennis Shields, Joseph M. Scotti, and Richard DeMaio, c/o Complete Management, Inc., 254 West 31st Street, New York, New York 10001-2813; Steven Cohn c/o Goldberg and Cohn, 16 Court Street, Suite 2304, Brooklyn, New York 11241,Lawrence Shields, MD, 26 Court Street, Brooklyn, New York 11242 and Steven A. Hirsh, c/o William Harris & Co.., 2
     N. LaSalle Street, Suite 505, Chicago, IL 60602.
(2) Includes 351,813 shares held as custodian for benefit of his minor son, Jeffrey.
(3) Includes shares held by his wife, Marie Graziosi and as custodian for his minor children, Cara Elizabeth and David Francis.
(4)  Dennis Shields is the son of Dr. Lawrence Shields.
(5)  Dr. Lawrence Shields is the father of Dennis Shields.


Item 13. Certain Relationships and Related Transactions

         The Company received all of its revenue during 1994 and 1995 from its initial client, GMMS, pursuant to an agreement dated as of April 1, 1993. On July 1, 1995, CMI and GMMS entered into the PMSA effective April 1, 1995 which provides for the furnishing by the Company of comprehensive management services, related financial services and the inclusion of GMMS in a medical practices network expected to be formed by the Company. The 95% shareholder of GMMS, Dr. Lawrence Shields, is a founder of the Company. The agreement is for a term of thirty years, expiring in June 2025, and can be extended in five (5) year intervals. The various practice management fees set forth in the agreement are subject to upward adjustment every two (2) years depending on cost of living and other factors.

         Immediately following the closing of the IPO on January 3, 1996, the Company acquired the assets and business of MMI through its merger into a wholly-owned subsidiary. In the Merger, the MMI shareholders received .778 CMI common shares for each MMI common share which they held. The holders of outstanding options to purchase MMI common shares received a number of CMI common shares equal to the difference between their aggregate option exercise prices and the value thereof at $7.00 per share. An aggregate of 2,364,444 and 93,281 CMI Common Shares were issued in the Merger to MMI shareholders and option holders, respectively.

         The Company is the beneficiary of key-man life insurance policies aggregating $10,000,000 covering the life of Dr. Lawrence Shields, the 95% shareholder of GMMS, the Company's principal client.

         As of December 8, 1995 an Omnibus Settlement Agreement (the "Settlement Agreement") was entered into among the Company, MMI, Steven Rabinovici, David Jacaruso, Dennis Shields, Dr. Lawrence Shields and Gail Shields ("Ms. Shields"), the former wife of Dr. Lawrence Shields. Under the terms of the Settlement Agreement, as revised on December 21, 1995, the Company arranged for the sale of 117,187 MMI common shares owned by Ms. Shields at a net price to Ms. Shields of $5.50 per share and obtained Ms. Shields' release as the maker of a promissory note for a bank loan whose proceeds were used by GMMS (which had previously been satisfied by GMMS) and as lessee of certain premises occupied by GMMS, which lease has been assigned to the Company. There was no material impact on the financial statements of the Company or MMI as a result of the foregoing settlement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

Financial statements and schedules.

                  The report of independent public accountants, consolidated financial statements, notes to consolidated financial statement and schedules required by this item are submitted as part of this Annual Report beginning on page F-1.


                           Financial Statements of Complete Management, Inc.                          Page
                           -------------------------------------------------                          ----
                           Report of Independent Accountants                                           F-1

                           Consolidated Balance Sheets as of December 31, 1995 and 1996                F-2

                           Consolidated Statements of Income for the years
                           ended December 31, 1994, 1995 and 1996                                      F-3

                           Consolidated Statements of Stockholders' Equity for the years
                           ended December 31, 1994, 1995 and 1996                                      F-4

                           Consolidated Statements of Cash Flows for the years ended
                            December 31, 1994, 1995 and 1996                                           F-5

                           Notes to Consolidated Financial Statements - for the years
                            ended December 31, 1994, 1995 and 1996                             F-6 to F-18

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under the related instructions or because the required information is presented in the consolidated financial statements or notes thereto and therefore, have been omitted.

                   Exhibits.

Exhibit
  No.      Description
  ---      -----------
2.1      Revised Agreement and Plan of Merger (incorporated by reference to Exhibit A to the Proxy Statement/Prospectus included in
         Registration Statement on Form S-4, File No 33-98714).

2.2      Agreement and Plan of Merger dated as of September 19, 1996 among Advanced Alliance Management Corp., (the "Seller") and the shareholders of the Seller set forth on Exhibit A thereto, and AAMC Acquisition Corp. and Complete Management, Inc.(6)

3.1      Certificate of Incorporation of CMI.(1)

3.2      Certificate of Amendment to the Certificate of Incorporation of CMI as filed on December 1, 1995.(1)

3.3      By-Laws of CMI.(1)

4.1      Specimen Stock Certificate.(1)

4.3      Indenture dated as of December 11, 1996 between Complete Management, Inc. and The Chase Manhattan Bank covering $28,750,000 aggregate amount Convertible Subordinated Debentures due December 15, 2003.(8)

4.5      Indenture, dated as of June 11, 1996 between Complete Management, Inc. and Chemical Bank covering $40,250,000 aggregate amount Convertible Subordinated Debentures Due 2003.(8)

10.1     Practice Management Services Agreement as of July 1, 1995 between Greater Metropolitan Neurology Services, P.C. and
         Complete Management, Inc. and Agreement Addendum as of such date.(1)

10.2     Shareholders Agreement among Steven Rabinovici, Lawrence W. Shields, Marie Graziosi, David Jacaruso and Dennis Shields.(1)

10.3     Revised Form of Employment Agreement between the Company and Steven Rabinovici.(1)

10.4     Revised Form of Employment Agreement between the Company and David Jacaruso.(1)

10.5     Revised Form of Employment Agreement between the Company and Dennis Shields.(1)

10.6     1995 Stock Option Plan of the Company.(1)

10.14    Lease Agreement between Whitehall Terrace Associates and Complete Management of Queens, Inc. for 118-21 Queens Boulevard,
         Forest Hills, New York.(1)

10.15    Lease Agreement dated December 1, 1992 between 865 Realty Corp. and Physicians Administration Services, Inc. for 865 Walton
         Avenue.(1)

10.18    Lease Agreement dated March 12, 1993 between Thirty-One, Co. and Complete Management, Inc. for 254 West 31st Street.(1)

10.19    Form of Lease Agreement between Park South Tower Associates and Urban Associates for 425 West 59th Street.(1)

10.20    Lease Agreement dated August 31st between Thirty-One, Co. and MRI Management Associates, Inc. for 254 West 31st Street.(1)

10.21    Lease Agreement between Lawrence W. Shields, Irving Friedman and Steven J. Schwartz party of the first part and Complete
         Management, Inc., party of the second part for 736 East Park Avenue.(1)

10.22    Lease Agreement dated August 31, 1992 between MMI and Brause Realty, Inc. for office space at 254 West 31st Street.(2)


10.23    Agreement of 865 Walton Avenue lease by Physicians Administration Services, Inc. to Complete Management, Inc. which in turn sublet the Premises to Greater Metropolitan Neurology Services, P.C.(1)




10.24    Assignment of 118-21 Queen Boulevard Lease by Complete Management of Queens, Inc. to Complete Management, Inc. which in turn sublet the Premises to Greater Metropolitan urology Services, P.C.(1)

10.26    Assignment of 26 Court Street by Physicians Administration Services to Complete Management, Inc., which in turn sublet the
         Premises to Greater Metropolitan Neurology Services, P.C.(1)

10.27    Sublease of 254 West 34th Street by Complete Management, Inc. to Greater Metropolitan Neurology Services, P.C.(1)

10.28    Consulting Agreement between MMI and Dr. Lawrence W. Shields, Physician, P.C. (now known as Greater Metropolitan Neurology
         Services, P.C.) dated March 11, 1992.(3)

10.29    Employment Agreement between the Company and Arthur Goldberg.(4)

10.30    Employment Agreement between the Company and Dennis W. Simmons.(4)

10.31    Employment Agreement between the Company and Robert Keating.(4)

10.33    Lease Agreement dated September 19, 1995 between CMI and Parp Center, Inc. for 230 Hilton Ave, Hempstead, NY.(4)

10.34    Lease Agreement dated September 1, 1995 between CMI and KABB, Inc. for 180 North Plank Road, Newburgh, NY.(4)

10.35    Note Agreement dated as of March 20, 1996 and Form of 8% Convertible Subordinated Note (included as exhibit thereto).(5)

10.36    Management Services Agreement for Magnetic Resonance Imaging Practice, 1-Phase Agreement by and Between Greater
         Metropolitan Neurology Services, P.C. d/b/a Greater Metropolitan Medical Services and Medical Management, Inc.(5)

10.37    Practice Management Services Agreement dated as of September 17, 1996 By and Between Northern Metropolitan Radiology
         Associates, P.C., Northern Metropolitan Radiology Associates, P.A., Personal Breast Services and Ultrasound of Northern
         Westchester, P.C., NMRA of Connecticut, P.C. and Northern Westchester Diagnostic Partners, P.C. and Advanced Alliance
         Management Corp.(8)

10.40    Employment Agreement between the Company and Dr. Kenneth Schwartz.(8)

10.43    Form of IPO Representative's Warrant Agreement(7)

10.44    First Series Debenture Offering Representative's Warrant Agreement (including form of Warrant)(8)

10.45    Form of Representatives' Warrant Agreement, including Form of Warrant(8)

10.46    Employment Agreement between the Company and Joseph M. Scotti

12.      Statement re Computation of Ratios.

18.      Preferability Letter.(5)

21.      Subsidiaries of the Registrant.

23.1     Consent of Arthur Andersen LLP.
--------------------
(1)      Previously filed as a similarly numbered Exhibit to CMI S-1 Registration Statement No. 33-97894.
(2)      Previously filed as Exhibit 10.4 to MMI S-1 Registration Statement No. 33-68458.
(3)      Previously filed as Exhibit 10.11 to MMI S-1 Registration Statement No. 33-68458.
(4)      Previously  filed as a similarly  numbered  Exhibit to CMI 10-K for the Fiscal Year Ended December 31, 1995,  Commission
         File No. 0-27260.
(5)      Previously filed as a similarly numbered Exhibit to CMI S-1 Registration Statement No. 333-4262.
(6)      Previously filed as a similarly numbered Exhibit to CMI 8-K dated October 1, 1996.
(7)      Previously filed as Exhibit 4.2 to CMI Registration Statement No. 33-97894.
(8)      Previously filed as an Exhibit to CMI Registration Statement No. 333-15531.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLETE MANAGEMENT, INC.



         By:  /s/ Steven Rabinovici                       Date: March 31, 1997
              ------------------------------------
              Steven Rabinovici
              Chairman and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                                                  Date
         ---------                                                                  ----

                /s/ Steven Rabinovici                                          March 31, 1997
         ---------------------------------------
         Steven Rabinovici
         Chairman and Chief Executive Officer

                /s/ David Jacaruso                                             March 31, 1997
         ---------------------------------------
         David Jacaruso
         Vice Chairman and President

                /s/ Joseph M. Scotti                                           March 31, 1997
         ---------------------------------------
         Joseph M. Scotti
         Vice President, Secretary, Treasurer and Director

                  /s/ Dennis Shields                                           March 31, 1997
         ---------------------------------------
         Dennis Shields
         Executive Vice President and Director

                  /s/ Manus O'Donnell                                          March 31, 1997
         ---------------------------------------
         Manus O'Donnell
         Vice President, Chief Financial and Accounting
         Officer

                  /s/ Richard DeMaio                                           March 31, 1997
         ---------------------------------------
         Richard DeMaio
         Vice President and Director

                  /s/ Steven Cohn                                              March 31, 1997
         ---------------------------------------
         Steven Cohn
         Director

                  /s/ Steven A. Hirsh                                          March 31, 1997
         ---------------------------------------
         Steven A. Hirsh
         Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Management, Inc.:

We have audited the accompanying consolidated balance sheets of Complete Management, Inc. (a New York corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Complete Management, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
New York, New York
March 6, 1997

                            COMPLETE MANAGEMENT, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                    December 31,
                                                                                    ------------
     Assets                                                                       1995       1996
     -------                                                                       ----       ----
 Current assets:
    Cash                                                                      $    --     $  40,138
    Marketable securities                                                          --        32,467
    Notes receivable from a related party                                          --         1,987
    Accounts receivable, net of unamortized discount of $1,307
     and $489, respectively                                                       5,325      26,182
    Short-term investments                                                         --         1,811
    Prepaid expenses and other current assets                                       356         974
                                                                              ---------   ---------
     Total current assets                                                         5,681     103,559
Long-term portion of notes receivable from a related party                         --           171
Long-term portion of accounts receivable, net of unamortized
    discount of $694 and $1,605, respectively                                     9,560      26,327
Property and equipment, less accumulated depreciation and
    amortization of $173 and $2,936                                                 400       7,093
Intangible assets                                                                  --        21,610
Debt issuance cost                                                                 --         7,219
Other assets                                                                      2,220         370
                                                                              ---------   ---------
           Total assets                                                       $  17,861   $ 166,349
                                                                              =========   =========
   Liabilities and stockholders' equity
Current liabilities:
    Notes payable                                                             $   1,000   $    --
    Accounts payable and accrued expenses                                         2,816       4,256
    Income taxes payable                                                             39       3,804
    Deferred income taxes - current                                               1,800       1,165
    Current portion of capital lease obligations                                   --           672
    Current portion of long-term debt                                                89         535
                                                                              ---------   ---------
     Total current liabilities                                                     5,744     10,432
                                                                              ---------   ---------
Deferred income taxes - non-current                                               4,436       9,292
Capital leases - non-current                                                       --         1,717
Deferred rent                                                                       122         149
Long-term debt (Note 10)                                                            229         255

Convertible subordinated debentures (Note 10)                                      --        74,000

Commitments and contingencies (Note 15)

Stockholders' equity:
    Preferred stock, $.001 par value:
     Authorized, 2,000,000 shares, issued and outstanding, none                    --          --
    Common stock, $.001 par value:
     Authorized, 20,000,000 shares, issued and outstanding, 2,980,573 shares
      at December 31, 1995 and 10,031,471 shares at December 31,                     3          10
    Paid-in capital                                                                 250      58,270
    Retained eamings                                                              7,077      12,491
    Unrealized loss on marketable securities available-for-sale                    --          (267)
                                                                              ---------   ---------
     Total stockholders' equity                                                   7,330      70,504
                                                                              ---------   ---------
             Total liabilities and stockholders'equity                        $  17,861   $ 166,349
                                                                              =========   =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             COMPLETE MANAGEMENT, INC.
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                              Years ended December 3l,
                                                              -----------------------
                                                            1994      1995       1996
                                                            ----      ----       ----

Revenues
  From a related party                                    10,654      12,294      21,463
  Other revenue                                             --          --        11,695
  Interest discount                                       (1,744)     (2,016)     (2,166)
                                                        --------    --------    --------
Net revenues                                               8,910      10,278      30,992

Cost of revenues                                           1,949       2,771      12,308
General and administration expenses                        2,572       2,974       9,143
                                                        --------    --------    --------
                                                           4,521       5,745      21,451

Income from operations                                     4,390       4,533       9,541
Reversal of interest discount                                922       1,585       2,452
Interest expense                                            --           (46)     (2,740)
Interest, dividends and other income                          55          16       1,040
                                                        --------    --------    --------
Income before provision for income tax                     5,367       6,088      10,293
Provision for income taxes                                 2,522       2,862       4,879
                                                        --------    --------    --------
Net income                                              $  2,845    $  3,226    $  5,414
                                                        ========    ========    ========

Primary net income per share                            $   0.95    $   1.08    $   0.68
                                                        ========    ========    ========

Weighted average number of shares outstanding              2,981       2,981       8,008
                                                        ========    ========    ========

Fully diluted net income per share                           N/A         N/A      $ 0.66
                                                        ========    ========    ========
Fully diluted weighted average
 number of shares outstanding                                N/A         N/A      10,087
                                                        ========    ========    ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                                                     Unrealized (loss)
                                                                                      on marketable
                                                    Preferred    Common    Paid-in   securities avail-   Retained
                                                      Stock      Stock      Capital    able for sale     Earnings      Total
                                                      -----      -----      -------    -------------     --------      -----

Balance at December 31, 1993                          $ --      $      3   $    --       $   --        $ 1,006     $ 1,009

Net income for the year ended December 31, 1994         --          --          --           --          2,845       2,845
                                                      ------    --------   ---------     --------     --------    --------

Balance at December 31, 1994                            --             3        --           --          3,851       3,854

Issuance of 27,778 shares of common stock at
   $.001 par value to secured lenders                   --          --           250         --           --           250

Net income for the year ended December 31, 1995          --          --          --           --          3,226       3,226
                                                      ------    --------   ---------     --------     --------    --------

Balance at December 31, 1995                            --             3         250         --          7,077       7,330

Issuance of 2,000,000 shares of common stock
   at $.001 par value, net of registration cost         --             2      14,392         --           --        14,394

Issuance of 2,457,725 shares of common stock
   at $.001 par value, for MMI Merger                   --             2      14,784         --           --        14,786

Issuancc of 525,637 shares of common stock at
   $.001 par value for various acquisitions             --             1       4,875         --           --         4,876

Issuance of 2,000,000 shares of common stock
   at $.001 par value, net of registration cost         --             2      23,864         --           --        23,866

Unrealized loss on marketable securities                --          --          --           (267)        --          (267)

Cost of options associated with issuance of             --          --           105         --           --           105

Net income for the year ended December 31, 1996         --          --          --           --          5,414       5,414
                                                      ------    --------   ---------     --------     --------    --------
Balance at December 31, 1996                          $ --      $     10    $ 58,270     $   (267)    $ 12,491    $ 70,504
                                                      ======    ========    ========     ========     ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           COMPLETE MANAGEMENT, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                             Years ended December 31,
                                                                                             ------------------------
                                                                                         1994         1995          1996
                                                                                         ----         ----          ----
Operating activities
Net income                                                                           $   2,845    $   3,227    $   5,414
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         55          102        2,388
      Discount of accounts receivable net of amortization                                  822          431          286
      Recovery of reserve for uncollectible accounts receivable                             --           --         (486)
      Provision for deferred income taxes                                                2,523        2,862          277
      Amortization of prepaid insurance                                                     --           24           --
      Amortization of original issue discount                                               --           13          238
      Changes in operating assets and liabilities:
           Notes receivable from a related party                                            --           --       (1,488)
           Accounts receivable                                                          (6,536)      (7,636)     (27,099)
           Prepaid expenses and other current assets                                         1           --         (790)
           Accounts payable and accrued expenses                                           403        1,946       (1,889)
           Income taxes payable                                                             (1)          (1)       4,820
           Other assets                                                                     (1)          (1)         (45)
           Deferred rent                                                                    --          121           68
                                                                                          ----         ----      -------
Net cash provided by operating activities                                                  111        1,088      (18,307)

Investing activities
Purchase of property and equipment                                                        (193)        (178)      (1,953)
Businesses acquired, net of cash received                                                   --           --       (5,528)
Purchase of marketable securities                                                           --           --     (102,903)
Proceeds from sales and maturities of marketable securities                                 --           --       70,666
Purchase of short-term investments                                                          --           --       (1,811)
                                                                                          ----         ----      -------
Net cash used in investing activities                                                     (193)        (178)     (41,529)
                                                                                          ----         ----      -------

Financing activities
Proceeds from issuance of common stock, net of
      underwriters' commission and expenses                                                 --           --       41,543
Payment of registration costs of common stock                                               --       (1,985)      (3,521)
Proceeds from issuance of subordinated debentures and
      notes, net of underwriters' commission and expenses                                   --        1,000       67,450
Deferred note issuance cost                                                                 --           --       (3,428)
Repayment of notes payable                                                                  --           --       (1,444)
Repayment of long-term debt                                                                 --           --          (76)
Repayment of capital lease obligations                                                      --           --         (550)
Bank overdraft                                                                              82           75          --
                                                                                          ----         ----      -------
Net cash provided by (used in) financing activities                                         82         (910)      99,974
                                                                                          ----         ----      -------

Net increase (decrease) in cash                                                             --           --       40,138
Cash at the beginning of the period                                                         --           --          --
                                                                                          ----         ----      -------
Cash at the end of the period                                                            $  --        $  --      $40,138
                                                                                         =====         ====      =======

Supplemental disclosures of cash flow information
Cash paid during the year for:
      Interest                                                                           $  --        $  21       $1,406
      Taxes                                                                                 --           --          232

Non-cash financing activities:
      Capital stock issued for acquisitions                                              $  --        $ 250      $19,843
      Issuance of stock in cxchange for management agreement                                --           --        2,025



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

1. DESCRIPTION OF BUSINESS

         Complete Management, Inc. (the "Company" or "CMI"), a New York corporation, was incorporated on December 30, 1992, and commenced operations on April 1, 1993. The Company had no operations from the time of its incorporation through March 31, 1993. The Company provides comprehensive management services primarily to high volume medical practices in New York State. The Company's services include development, administration and leasing of medical offices and equipment, staffing and supervision of non-medical personnel, accounting, billing and collection, and development and implementation of practice growth and marketing strategies.

         In April 1993, the Company commenced servicing its initial client, Greater Metropolitan Medical Services, a multi-site medical practice in the New York metropolitan area ( "GMMS"). GMMS is 95% owned by a physician stockholder who is a neurologist and also founder and principal stockholder of the Company. All of the Company's net revenues in 1994 and 1995 and approximately 65% in 1996, were earned under a management contract with GMMS and a substantial part of the growth in the Company's business has been a direct result of comparable growth of GMMS. With the acquisition of other physician management companies in 1996, together with additional similar acquisitions anticipated in the future, the Company will continue to broaden its base of revenue generation. Nevertheless, the Company expects that its relationship with GMMS will be a dominant factor in its business for the foreseeable future. There is no assurance however, that future relationships will produce similar results of operations as currently experienced by the Company under this arrangement with GMMS. The continued vitality of GMMS is subject to numerous risks, including its continued ability to retain its key medical personnel, malpractice claims and regulatory compliance (see Note 16 for additional related party information).

2. SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Preparation of Financial Statements

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         Fee revenue is recognized based upon a contractual agreement for management services rendered by the Company under various long-term agreements with both GMMS and its other client medical practices (the "PC's"), with terms ranging from 20 to 35 years. The Company's agreements with the PC's stipulate fees for services rendered, are primarily calculated on a cost-plus basis, including an allocation for Company-wide overhead, as in the case of personnel, space, supplies, collections, etc., and/or activity based efforts at pre-determined rates per unit of activity such as consulting. All fees are re-negotiable at the second anniversary of the agreements and each year thereafter and may be renewed for additional six-five year periods at the option of either party (see Note 13).

         Due to the long-term collection cycle associated with assigned receivables from GMMS (as described in Note 4), these receivables are discounted using the Company's incremental borrowing rate and management's estimate of the collection cycle.

         The following unaudited tabulation sets forth the operating results of GMMS for the years ended December 31, 1994, 1995 and includes results for both GMMS and other client practices for the year ended December 31, 1996. GMMS and the other client practices are entities separate from the Company and the amounts reflected below are not included in the results of operations of the Company, or its subsidiaries except for the management fees related to general medical services and diagnostic imaging.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


Unudited                                           Year Ended December 31,
--------                                           -----------------------
(in thousands)                                  1994       1995        1996
                                                ----       ----        ----

Services rendered                            $ 22,236    $ 24,010    $ 48,167
Contractual allowances                         (2,746)     (2,340)     (2,676)
                                             --------    --------    --------
Net medical service fee                        19,490      21,670      45,491
Less expenses:
  Medical personnel payroll                     2,085       2,340       8,562
  Other                                           476         525       9,675
                                             --------    --------    --------
       Total expenses                           2,561       2,865      18,237
Owner physician payroll and entity income       1,082         522       1,889
                                             --------    --------    --------
Management fees                              $ 15,847    $ 18,283    $ 25,365
                                             ========    ========    ========
Fees to related party                          l0,654      12,294      21,463
Fees to non-related parties                     5,193       5,989       3,902
                                             --------    --------    --------
Total management fees                        $ 15,847    $ 18,283    $ 25,365
                                             ========    ========    ========

Relationship between the Company and the client medical practices (the "practices"), (Unaudited)

         General

         The practices operations are limited to the following activities:
          1)   Rendering services to patients;
          2) Payment of compensation to both the owner physician and other medical personnel; and
          3) Payment of miscellaneous expenses incidental to the rendering of the medical service.

         As more fully discussed below, the Company's operations as they relate to the practices include the following activities:

          1) Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
          2) Billing and collection for all patient medical services rendered;
          3) Any other activity necessary to ensure the proper delivery of medical services; and
          4)   Marketing and expansion of the medical practice

         Economics

         Because the activities of the practices are limited to the rendering of medical services, their principal asset is the accounts receivable due from third party payors and/or patients (minimal services are paid for by the patient at the time service is rendered). Further, substantially all of the non-clinical activities of the practices, as defined by the management agreements, are performed by the Company (whose activities are fully discussed above and elsewhere in this annual report) and their principle liability is the amount due to the owner physicians and other medical personnel for services and the fee due under the management agreements.

         The above tabulation reflects those dynamics in that revenue generated by GMMS in the amount of $22,236 and $24,010 for the years ended December 31, 1994 and 1995 and $48,167 which includes the additional practices for the year ended December 31, 1996, have been allocated to the owner physicians, medical personnel, other medical expenses and the management fee.

         Finally, due to the fact that the management fee is paid through an assignment of the accounts receivable and the doctors' compensation is paid currently, the practices cash flow is principally a pass through of cash received for the delivery of services rendered and cost of those services.

         Financial Statements of the practices

         Audited financial statements have not been presented because management believes that audited financial statements of the practices would not provide any additional information that would be meaningful in the evaluation of the Company's financial position, results of operations, and cash flows, because the practices' balance sheets prepared on the accrual basis which include a

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

very limited amount of accounts receivable, and immaterial liabilities for miscellaneous costs not paid due to the timing of cash flows. Further, their statements of operations would reflect three components: revenues, compensation to owner physicians and medical personnel and management fee which information is presented in substantially that form in the above tabulation, and finally, the practices as entities are merely conduits which distribute all cash for compensation of the medical professionals.

         Depreciation and Amortization

         Medical equipment, office furniture and computer and telephone equipment are depreciated on the straight-line basis over the estimated useful lives of the assets (5 to 7 years). Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset.

         Accounting for Impairments in Long-Lived Assets

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Being Disposed Of," which the Company has adopted on January 1, 1996. This statement requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. In evaluating recoverability, the Company estimates the future cash flows expected to result from the asset and its eventual disposition. If the sum of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No such loss was recognized in the December 31, 1996 financial statements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition.

         Excess of Purchase Price Over Net Assets of Business Acquired

         The excess of purchase price over net assets of business acquired ("goodwill") is amortized on a straight-line basis over a period of twenty years. In accordance with SFAS No. 121 the carrying value of goodwill is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company believes that no material impairment of goodwill exists at December 31, 1996.

         Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity.

         The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in interest, dividends and other income. The cost of securities sold is based on the specific identification method

         Income Taxes

         Income taxes are determined under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities.

         Stock Options

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

statement is effective for company's 1996 fiscal year. As a result of the Company's intention to continue using the measurement prescribed by APB Opinion No. 25, and provide the disclosure required by FAS No. 123, this pronouncement will not affect the Company's financial position or results of operations.


         Earnings Per Share

         Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, retroactively adjusted to reflect the stock split (see Note 5), and the issuance of shares in connection with the secured notes (see Note 9). Such shares have been outstanding for all periods presented.

         Reclassifications

         Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

         Management agreement

         Directly prior to the acquisition of Advanced Alliance Management Corp. ("AAMC"), in September 1996, the Company issued 3.5 shares to each of four shareholders of Northern Metropolitan Radiology Associates ("NMRA") for a nominal amount, and, entered into a formal 30 year management agreement with NRMA. As a result of these series of transactions, approximately $2.0 million has been assigned to the management agreement and will be amortized over a period not to exceed 20 years. The value assigned to the management agreement is based upon the fair value per share of the Company's outstanding common stock based upon the acquisition price.


3. MARKETABLE SECURITIES AVAILABLE-FOR-SALE


Marketable securities available-for-sale at December 31, 1995 were $0 and at December 31, 1996 were as follows:



                                                          Gross unrealized
                                                          ----------------   Estimated
(in Thousands)                               Cost        Gains       Losses  fair value
--------------                               ----        -----       ------  ----------

 Equity securities                         $  2,556         44    $   (234)   $ 2,366
 U.S. Treasury securities and obligations
     of U.S. Government agencies              7,203         32          (4)     7,231
 U.S. corporate debt securities               6,161          1         (86)     6,076
 Municipal debt securities                   16,813         --         (20)    16,793
                                           --------   --------    --------    -------
          Total                            $ 32,733   $     77    $   (344)   $32,466
                                           ========   ========    ========    =======


     The net effect of the unrealized gains and losses in the above table are reflected in the balance sheet net of income tax.

     During the year ended December 31, 1996, the proceeds from the sale of available-for-sale-securities was approximately $145,839,000. Gross realized gains totaled $675,000 and gross realized losses totaled $1,131,000.

4. ACCOUNTS RECEIVABLES

         The Company takes ownership on a recourse basis of client receivables generated by the PC medical practice from third-party payors with a net collectible value equal to the then current management fee owed to the Company. These third-party payors are billed at negotiated rates and are principally insurance carriers. Payment from these sources generally have long collection cycles. To the extent any receivables assigned to the Company are disputed and/or referred to arbitration proceedings, such receivables are immediately substituted under the recourse arrangements between the PC and the Company. In the event that the laws and regulations establishing these third-party payors are amended, rescinded or overturned with the effect of eliminating this system of payment reimbursement for injured parties, the ability of the Company to market its management services could be affected.

         Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third-party payors. The PC is liable to the Company for payment of its fees regardless of whether payment is received for medical services. The Company has historically experienced delays in collecting from third-party payors.

         Many third-party payors, particularly insurance carriers covering automobile no-fault and workers' compensation claims refuse, as a matter of business practice, to pay claims unless submitted to arbitration, and then further defer payment until or near the date of a scheduled arbitration hearing, generally not to exceed three years after the submission of a fully documented medical claim. As a result of such delayed payment, the Company requires more capital to finance its receivables than businesses with a shorter receivable payment cycle. Further, third-party payors may reject medical claims if, in their judgment, the procedures performed were not medically necessary or if the charges exceed such payors allowable fee standards. Finally, the application forms required by third-party payors for payment of claims are long, detailed and complex and payments may be delayed or refused unless such forms are properly completed. Nevertheless, although the Company takes all legally available steps, including legally prescribed arbitration to collect the receivables generated by the PC, there is a risk that some of those receivables may not be collected which may impede the ability of the PC to pay in full all amounts owed by them to the Company. Accordingly, the

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

collection cycle tends to be long-term in nature. The Company assesses the recoverability of its accounts receivable at a minimum, but no less than, quarterly, and may, on a calendar quarter basis, exchange receivables, at its sole discretion, without limitations or conditions which it deems uncollectible within a period of time, for newly generated receivables. The Company has not had to exercise such option with respect to any receivables assigned to it for periods ended December 31, 1994, 1995 and 1996.

         Periodically, the Company reviews all third-party payor receivables prior to acceptance for payment of its fee in order to determine those amounts that are potentially impaired as a result of disputes, billing differences and length of time outstanding. Those amounts deemed to be impaired are subtracted from the total third-party payor receivables that are available for payment to the Company. This factor along with the fact that the PC assigns its receivables to the Company on a full recourse basis in payment of its fees indicates that recognition for bad debts are not required.

         Management has determined, based on actual results and industry factors that these receivables have a collection cycle of approximately three to four years, and accordingly, have been reflected in the accompanying financial statements on a discounted basis (7.25% per annum, which is management's estimate of its incremental borrowing rate for the year ended December 31,
1996). Management believes that its experience and that of the Company is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which these receivables are collected (i.e., government regulations, etc.) it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.

5. INTANGIBLE ASSETS

                                                                          December 31,
                                                                   ---------------------------
                                                                         (in thousands)
                                                                       1995            1996
                                                                   -----------      ----------
          Excess of purchase price over net assets acquired              -          $ 19,451
          Management agreement                                           -             2,655
                                                                   -----------      ----------
                                                                         -            22,106
          Less: accumulated amortization                                 -               567
                                                                   ===========      ==========
                                                                         -          $ 21,539
                                                                   ===========      ==========

6. STOCKHOLDERS' EQUITY

         Re-capitalization

         In January 1996, the Company completed an initial public offering of 2,000,000 common shares at $9.00 per share and received net proceeds of $13,480,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses including repayment of the Notes were $3,520,000. In addition, the Company sold to the IPO Representatives, or their designee,, at a price of $.001 per Warrant, 200,000 IPO Representatives' Warrants entitling the holders thereof to purchase 200,000 common shares of the Company at a purchase price of $10.80 per share for a period of four years commencing one year from the date of the IPO.

         On January 3, 1996, the Company completed the merger of MMI into a wholly-owned subsidiary of CMI. The terms of the MMI Merger provided that MMI shareholders receive .778 CMI Common Shares for each MMI common share which they held based upon an IPO price of $9.00 per Common Share. The holders of outstanding options to purchase MMI common shares received 93,281 CMI Common Shares based upon the difference between their aggregate option exercise prices and the value thereof at $7.00 per share divided by the IPO price. In January 1996, the Company issued 2,457,725 Common Shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of purchase price over net assets acquired (goodwill) of $8,580,000 as a result of the acquisition of MMI will be amortized on a straight-line basis over a period of twenty years.

         In July, October and November, 1996, the Company completed the mergers of two medical billing companies and four physician practice management companies into wholly-owned subsidiaries of CMI. The Company issued 525,637 Common Shares to effect these mergers.

         On December 5, 1996, the Company issued 2,000,000 common shares at $13.75 per share and received net proceeds of $23,864,000. In connection with this offering, the Company has agreed to sell to the Representatives, for nominal consideration, warrants (the "Representatives' Warrants") to purchase up to 356,250 Common Shares at a price of $23.30625 per share. The Representatives' Warrants are exercisable for a period of four years commencing December 5, 1997. The Representatives' Warrants provide for reductions, which in certain circumstances could be material, in the exercise price of the Representatives' Warrants upon the occurrence of certain events, including the issuance by the Company of Common Shares for a price below the market price of the Common Shares, and corresponding potentially significant increases in the number of shares purchasable upon exercise of the Representatives'

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

Warrants. The Representatives' Warrants also provide for adjustment of the type of securities issuable upon exercise of the Representatives' Warrants to reflect changes in the Common Shares. The Representatives' Warrants grant to the holders thereof certain `rights with respect to the registration under the Securities Act of the securities issuable upon exercise of the Representatives' Warrants.

         Stock Option Plan

         In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") covering up to 700,000 shares of the Company's common stock, pursuant to which, officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Plan, which expires on May 14, 2005, will be administered by the Board of Directors of the Company or a committee designated by them. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of the grant, at an exercise price not less than the fair market value at the date of the grant, except that the term of the incentive options granted under the Plan to a stockholder owning more than 10% of the outstanding common stock of the Company may not exceed five years. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                       1996
                                                                                  ----------------
                    Net income:                        As Reported                   $ 5,414
                                                       Pro Forma                       3,397
                    Primary EPS:                       As Reported                      0.68
                                                       Pro Forma                        0.42
                    Fully diluted EPS:                 As Reported                      0.66
                                                       Pro Forma                       $0.46

         No options have been issued or granted for periods prior to 1996 and as a result the Statement 123 method of accounting has not been applied for those periods. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's stock option plan at December 31, 1996 and changes during the year then ended is presented in the table and narrative below:

                                                                                          Weighted average
                                                                     000's options         exercise price
                                                                   ----------------     --------------------
                  Outstanding at beginning of year                               -                        -
                  Granted                                                    1,166                  $9.7171
                  Exercised                                                     (4)                   8.375
                  Cancelled                                                    (28)                   8.375
                  Expired                                                        -                        -
                                                                   ----------------     --------------------
                  Outstanding at end of year                                 1,134                    9.755
                  Exercisable at end of year                                   381                    9.743

                  Weighted average fair value of options granted       $ 3,808,000


         At December 31, 1996, all of the 1,134,000 options outstanding have an exercise price between $8.375 and $15.75 and a weighted average remaining contractual life of 7.5 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rates of 6.4 percent; expected dividend yields of 3.65 percent; expected lives of 6.1 years; expected stock price volatility of 34 percent.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


7. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                          December 31,
                                     --------------------
                                         1995        1996
                                         ----        ----
Medical equipment                    $     84    $  5,032
Leasehold improvements                    169       2,484
Office furniture                          140       1,140
Computer and telephone equipment          157       1,349
Motor vehicle                              23          23
                                     --------    --------
                                          573      10,028
Less: accumulated depreciation and
amortization                             (173)     (2,936)
                                     --------    --------
Net property and equipment           $    400    $  7,092
                                     ========    ========



8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:



                                                                 December 31,
                                                              -----------------
                                                               1995        1996
                                                               ----        ----

Accounts payable                                              $  933      $1,601
Accruals and other current liabilities                         1,532       2,641
Due to affiliate                                                 131        --
Bank overdraft                                                   220        --
                                                              ------      ------
   Total accounts payable and accrued expense $                2,816      $4,242
                                                              ======      ======

9. NOTES PAYABLE

         In September and October 1995, the Company borrowed an aggregate of $1,000,000 secured by all assets of the Company from three lenders (the "Secured Lenders"). The Borrowings were due on the earlier of the consummation of the Initial Public Offering ("IPO") or five years following their issuance and bore interest at rates ranging from 12% to 14% per annum. The Company issued 27,778 common shares with an aggregate value of $250,000 and paid $52,000 of other fees in connection with these borrowings. The unamortized portion of the discount of approximately $238,000 at December 31, 1995 is classified as prepaid and other current assets on the accompanying balance sheet. The loans were paid in full in January 1996 from the proceeds of the IPO.

         In March 1996, the Company sold $2,000,000 of Convertible Subordinated Notes (the "Notes") and in July, 1996 a further $3,000,000 of such Notes to accredited investors. The Notes bear interest at 8%, payable quarterly. The entire principal is due five years from the date of issuance. Holders of the Notes may convert all or any portion into common shares of the Company at $9.00 per share, subject to adjustment for stock splits, dividends, re-capitalization, etc. Under certain circumstances, such as a change in control, holders of the Notes may require the Company to redeem the Notes at 125% of the original principal amount. The Notes are subordinate in right of payment to certain future indebtedness which may be incurred by the Company.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


10. LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

         On June 5, 1996, the Company issued $40,250,000 face amount of First Series Convertible Subordinated Debentures ("First Series Debentures"). The First Series Debentures bear interest at the rate of 8% per annum payable on August 15 and February 15 of each year until the First Series Debentures are paid in full. Holders of the First Series Debentures may convert all or any portion of the principal amount thereof into Common Shares of the Company at an initial conversion price of $14.00 per share, subject to adjustment for stock splits, dividends, re-capitalization and certain other capital changes. The First Series Debentures are not redeemable prior to June 5, 1999. Thereafter, the First Series Debentures are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the First Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the Closing Price (as defined) has equaled or exceeded $19.125, subject to adjustment in certain events. In the event that a Repurchase Event (as defined) occurs, subject to certain conditions, each holder of a First Series Debenture shall have the right to require the Company to purchase all or any part of such holder's First Series Debentures at 100% of the principal amount thereof plus accrued interest.

         On December 5, 1996, the Company issued $28,750,000 face amount of Second Series Convertible Subordinated Debentures ("Second Series Debentures"). The Second Series Debentures bear interest at the rate of 8% per annum payable on June 15 and December 15 of each year until the Second Series Debentures are paid in full. Holders of the Second Series Debentures may convert all or any portion of the principal amount thereof into common shares of the Company at an initial conversion price of $16.00 per share, subject to adjustment for stock splits, dividends, re-capitalization and certain other capital changes. The Second Series Debentures are not redeemable prior to December 5, 1999. Thereafter, the Second Series Convertible are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Second Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the Closing Price (as defined) has equaled or exceeded $21.1875, subject to adjustment in certain events. In the event that a Repurchase Event (as defined) occurs, subject to certain conditions, each holder of a Second Series Debenture shall have the right to require the Company to purchase all or any part of such holder's Second Series Debentures at 100% of the principal amount thereof plus accrued interest.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996




Long-term debt consists of the following:

                                                                     1995       1996
                                                                     ----       ----

First Series 8% Convertible Subordinated Debentures, due
 August 15, 2003                                                    $  --     $40,250

Second Series 8% Convertible Subordinated Debentures, due
 December 15, 2003                                                     --      28,750

8% Convertible Subordinated Notes, due March 20, 2001                  --       5,000

Interest-free note payable to a PC on the acquisition of Advanced
 Alliance Management Company, repaid in full in January, 1997          --         325

Various notes payable with interest rates ranging from 5.45% to
 9.75% and due dates ranging from September, 1997 through
 July, 2001                                                             318       473
                                                                    -------   -------
                                                                        318    74,798
Less: current portion                                                    89       543
                                                                    -------   -------
  Total Long-term debt and Convertible Subordinated Debentures      $   229   $74,255
                                                                    =======   =======

At December 31, 1996, future payments for Iong-term debt were approximately as follows for the years ended December 31:
                 1997                                                         $   543
                 1998                                                             147
                 1999                                                              43
                 2000                                                              42
                 2001                                                           5,023
                 Thereafter                                                    69,000
                                                                             --------
                                                                             $ 74,798
                                                                             ========

11. REVENUES

         Revenue consists of the following:

                                                          Year ended December 31
                                                   ------------------------------------
                                                       1994         1995          1996
                                                   ---------    ---------    ----------
           From related parties                      10,654       12,294        21,463
           Other revenue                                  -            -        11,695
                                                   =========    =========    ==========
              Total                                  10,654       12,294        33,158
                                                   =========    =========    ==========



12. COST OF REVENUES

         Cost of revenue consists of the following:

                                                     Years ended December 31,
                                                     ------------------------
                                                 1994         1995         1996
                                                 ----         ----         ----

Compensation/temporary help                    $ 1,397      $ 1,954        6,463
Equipment                                          180          135          650
Medical supplies                                   111           85          412
Rent                                              --           --            831
Depreciation                                        11           13        1,110
Other                                              250          584        2,842
                                               -------      -------      -------
    Total cost of revenue                      $ 1,949      $ 2,771      $12,308
                                               =======      =======      =======

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


13. FEES PAID TO RELATED PARTIES

         Fees paid to related parties are included in General and administrative expenses and for the years ended December 31, 1994, 1995 and 1996 were $197,000, $110,000 and $0, respectively.

14. INTEREST, DIVIDEND AND OTHER INCOME

Interest, dividends and other income consists of the following:

                                                       Year ended December 31,
                                                       ----------------------
                                                    1994         1995      1996
                                                    ----         ----      ----
Interest and dividend income                         --          --       1,453
Realized loss on marketable securities                                     (456)
Other income                                           55          16        43
                                                    -----       -----        --
   Total                                               55          16     1,040
                                                    =====       =====      =====


15. INCOME TAXES

         The provision for income taxes on income for the years ended December 31, 1994, 1995 and 1996, differs from the amount computed by applying the federal statutory rate due to the following:



                                                     Years ended December 31,
                                                     -----------------------
(in percentages)                                      1994     1995     1996
----------------                                      ----     ----     ----

Statutory federal incorne tax rate                     34.0     34.0     34.0
State and local taxes, net of federal benefit          12.9     12.9     10.5
Other                                                   0.1      0.1      2.9
                                                     ------    -----    -----
        Total                                          47.0     47.0     47.4
                                                     ------    -----    -----


                                                  Years ended December 31,
                                                  ------------------------
                                            1994           1995          1996
                                            ----           ----          ----
Current:
       Federal                            $    (7)       $   (70)       $(2,365)
       State and local                          6             13         (1,969)
                                          -------        -------        -------
                                                1            (57)        (4,334)
                                          -------        -------        -------
Deferred:
       Federal                              1,544          1,780          5,513
       State and local                        979          1,139          3,700
                                          -------        -------        -------
                                            2,523          2,919          9,213
                                          -------        -------        -------
              Total                       $ 2,522        $ 2,862        $ 4,879
                                          -------        -------        -------

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996

         Deferred income taxes are the result of temporary differences between the carrying amounts of assets and liabilities on the accrual basis used for financial statement reporting purposes and the cash basis used for income tax reporting, primarily accounts receivable at December 31, 1995 and 1996. The classification of deferred income taxes has been determined based upon the collection cycle of accounts receivable estimated to be approximately three to four years. Accordingly, deferred income tax liabilities have been accrued at the effective tax rate of 47.4%. The Company has cumulative net operating loss carryforwards of approximately $9.5 million which will begin to expire in 2011, unless utilized or limited. The following sets forth the components of deferred tax liabilities.

                                                        Years Ended December 31,
                                                       ------------------------
        (In thousands)                                    1995          19966
        --------------                                    ----          -----

Current:
    Accounts receivable                                $  3,118    $  7,983
    Less: Discount                                         (614)       (721)
    Prepaid and others                                       --         242
    Accounts payable                                       (642)     (1,360)
    Original issue discount                                  (6)         --
    Net operating loss carry forward                        (56)     (4,928)
                                                       --------    --------
                                                          1,800       1,216
    Less: conversion to accrual reporting for
     tax purpose                                             --         (51)
                                                       --------    --------
        Total current liability                           1,800       1,165
                                                       --------    --------

Non-current:
    Accounts receivable                                   4,777      12,520
    Less: Discount                                         (284)       (278)
    Deferred rent                                           (57)        156
                                                       --------    --------
                                                          4,436      12,398
    Less: conversion to accrual reporting for
      tax purpose                                          --        (3,014)
                                                       --------    --------
         Total non-current liability                      4,436       9,292
                                                       --------    --------

         The Complete Management, Inc. ("CMI") and one of its subsidiaries Medical Management, Inc. ("MMI") currently utilize the cash basis method of accounting for tax reporting purposes. This method allows CMI and MMI to defer recognition on income for tax purposes until the actual collection of cash. Beginning with calendar year 1997, the Company will be required to change to the accrual method of accounting for tax purposes. As a result of this change CMI and MMI will be unable to defer payment of taxes on reported income earned in 1997 and beyond. The tax relating to untaxed accrual basis income at December 31, 1996 will be payable over a four year period beginning in 1997.

15. COMMITMENTS AND CONTINGENCIES

         The Company leases various medical and office equipment ranging in terms from one to five years, the last to expire in May, 2001. Equipment rental expense amounted to approximately $141,000, $126,000 and $1,167,000 respectively, for the years ended December 31, 1994, 1995 and 1996.

         The Company leases twenty three offices in the New York metropolitan area with remaining terms ranging from two months to approximately ten years, the last to expire in February, 2007. The leases generally require the Company to pay for increases in real estate taxes and operating costs in addition to minimum rentals. Rent expense recorded on a straight-line basis is over the full terms of the leases, and was approximately $356,000, $603,000 and $864,000 respectively, for the years ended December 31, 1994, 1995 and 1996.

         Future minimum lease payments under the above leases, excluding real estate taxes and operating cost escalations, are as follows:

                 Years ending December 31,
                 In thousands
                 ------------

                  1997                                           $1,472
                  1998                                            1,242
                  1999                                              965
                  2000                                              957
                  2001                                              805
                  Thereafter                                      2,841
                                                              ----------
                  Total future minimum lease payments             $8,282
                                                              ==========

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


         During the latter part of 1995 and early 1996 the Company entered into a series of employment agreements with its Chief Executive Officer and certain other officers and key employees. The agreements have a term of approximately 3 years expiring in 1999 with an aggregate annual compensation of approximately $1,500,000. In addition and in connection with the execution of these agreements, the Company granted approximately 325,000 options to purchase 515,000 shares at the then fair market value, certain of which are subject to shareholder approval.

         As of December 8, 1995 an Omnibus Settlement Agreement (the "Settlement Agreement") was entered into among CMI, MMI, Steven Rabinovici, David Jacaruso, Dennis Shields, Dr. Lawrence Shields, (the "Interested Shareholders") and Gail Shields ("Ms. Shields"), the former wife of Dr. Lawrence Shields. Under the terms of the Settlement Agreement, as revised on December 21, 1995, CMI arranged for the sale of 117,187 MMI common shares owned by Ms. Shields at a net price to Ms. Shields of $5.50 per share and obtained Ms. Shields' release as the maker of a promissory note for a bank loan whose proceeds were used by GMMS (which has previously been satisfied by GMMS) and as lessee of certain premises occupied by GMMS, which lease has been assigned to CMI. There was no material impact on the financial statements of CMI or MMI as a result of the foregoing settlement.

16. RELATED PARTY TRANSACTIONS

         Since the commencement of operations all of the Company's revenue was received from GMMS, a medical practice which is 95% owned by a neurologist who is also a founder and principal stockholder in the Company. The loss of this customer or the curtailment of its practice as a result of the death or disability of its principal stockholder, could have a material adverse effect on the Company's results of operations. The Company is the beneficiary of key-man life insurance policies aggregating $10,000,000 insuring the life of the principal stockholder of GMMS.

         Amounts due to an affiliate of approximately $88,000 and $131,000 at December 31, 1994 and 1995 respectively, consist primarily of cash advances made by the affiliate to the Company and are included in accounts payable and accrued expenses as they are due on demand.

         During 1994, 1995 and 1996 the Company paid, to a related party, all real estate and other costs for an office occupied by GMMS. These costs were approximately $9,000 per year.

         In connection with management services provided to GMMS, the Company has informal arrangements with three stockholders and an unrelated third party under which they act as general financial advisors on matters pertaining to the business and operations of the Company. Consulting fees for the years ended December 31, 1994, 1995 and 1996 amounted to approximately $313,000 ($200,000 to the related parties), $193,000 ($110,000 to the related parties), and $0 respectively.

17. GOVERNMENT REGULATION

         The health-care industry is highly regulated by numerous laws, regulations, approvals and licensing requirements at the federal, state and local levels. Regulatory authorities have very broad discretion to interpret and enforce these laws and promulgate corresponding regulation. The Company believes that its operations under agreements pursuant to which it is currently providing services are in material compliance with these laws and regulations. However, there can be no assurance that a court or regulatory authority will not determine that the Company's operations (including arrangements with new or existing clients) violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, the Company's business and its prospects could be materially and adversely affected. The following are among the laws and regulations that affect the Company's operations and development activities: corporate practice of medicine; fee splitting; anti-referral laws; anti-kickback laws; certificates of need; regulation of diagnostic imaging; no-fault insurance; worker's compensation; and proposed healthcare reform legislation

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1994, 1995 and 1996


18.   ACQUISITIONS

     On January 3, 1996, the Company completed the merger of MMI (the "MMI Merger"), into a wholly-owned subsidiary of CMI. The Company issued 2,457,725 common shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI shares. The excess of purchase price over net assets acquired (goodwill) of approximately $8,580,000 as a result of the acquisition of MMI will be amortized on a straight-line basis over a period of twenty years.

     In July, 1996, the Company completed the mergers of two medical billing companies into a wholly-owned subsidiary of CMI. The Company issued 88,888 common shares to effect these mergers, together with cash payments of $1,200,000. The excess of purchase price over net assets acquired (goodwill) of approximately $1,460,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

     In August and November, 1996, the Company completed the mergers of three physician practice management companies into wholly-owned subsidiaries of CMI. The Company issued 98,500 common shares to effect these mergers, together with cash payments of approximately $1,356,000. The excess of purchase price over net assets acquired (goodwill) of $2,395,000 as a result of the acquisitions will be amortized on a straight-line basis over a period of twenty years.

     In October, 1996, the Company completed the merger of a physician practice management company into a wholly-owned subsidiary of CMI. The Company issued 338,249 common shares to effect these mergers, together with cash payments of approximately $4,898,000. The excess of purchase price over net assets acquired (goodwill) of $7,016,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

     The issues of common shares referred to above (except those issued in conjunction with the acquisition of MMI) were valued at their then fair market value, which was determined by independent appraisal to be approximately 65% of the average market price during the five days immediately prior to the related acquisitions.

     The following table summarizes selected unaudited pro forma financial data for the year ended December 31, 1995. The amounts shown have been prepared to illustrate the effect of the consummation of the acquisitions as if the transactions had taken place on January 1, 1995.

         Statement of income
         (in thousands, except per share data)                      Unaudited Pro Forma Combined
                                                                   -------------------------------
                                                                            1995             1996
                                                                   --------------    -------------
         Revenues                                                         29,335           40,869
         Net income                                                        3,404            4,349
         Primary net income per share                                      $0.43            $0.54


19. SUBSEQUENT EVENTS

         On January 31, 1997, the Company paid $910,000 to acquire certain accounts receivable and $75,000 for certain equipment and inventory from Emergimed P.C. ("Emergimed"), and loaned $6,925,000 to the Kenneth S. Schwarz, P.C. ("the PC") which has a practice management services agreement with the Company. The loan was for the purpose of the PC acquiring the goodwill and medical practice of Emergimed, a seven physician multi-specialty medical practice in Cliffside Park, New Jersey.