Form 10-Q
period 1997-03-31
COMPLETE MANAGEMENT INC
filed 1997-05-14
CIK 1002063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to
                              ---------------------   ------------------------

Commission File Number: 0-27260
                        -------


                            COMPLETE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                New York                                 11-3149119
----------------------------------------        ---------------------------
     (State or other Jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   254 West 31st Street, New York, NY                    10001-2813
----------------------------------------        ---------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (212) 868-1188
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                ----------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             ------   -----

    As of May 13, 1997 the registrant had a total of 10,050,471 shares of Common Stock outstanding. There was no Preferred Stock outstanding.

                            COMPLETE MANAGEMENT, INC.

                               Index to Form 10-Q

                                 March 31, 1997




PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements (unaudited)
                                                                                      Page
                                                                                      ----
           Condensed Consolidated Balance Sheets at December 31, 1996 and
           March 31, 1997......................................................          3

           Condensed Consolidated Statements of Income for the three months
           ended March 31, 1996 and 1997.......................................          4

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 1996 and 1997.......................................          5

           Notes to Condensed Consolidated Financial Statements................        6-8

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................        9-11


PART II.      OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K.............................         12


SIGNATURES.....................................................................         13

                            COMPLETE MANAGEMENT, INC.

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                               December 31,            March 31,
                              Assets                                              1996                   1997
                                                                               ------------          -------------
                                                                                (Audited)             (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $  40,138                $  12,867
    Marketable securities                                                           32,467                   38,785
    Notes receivable from a related party                                            1,987                    1,758
    Accounts receivable, net of unamortized discount of
       $489 and $619, respectively                                                  26,182                   42,147
    Short term investments                                                           1,811                    1,411
    Prepaid expenses and other current assets                                          974                      950
                                                                                 ---------                ---------
       Total current assets                                                        103,559                   97,918
Long-term portion of notes receivable from a related party                             171                      196
Long-term portion of accounts receivable from a related party, net
    of unamortized discount of $1,605 and $1,754, respectively                      26,327                   27,813
Property and equipment, net                                                          7,093                    8,550
Intangible assets, less accumulated amortization of $567
    and $793, respectively                                                          21,610                   23,253
Debt issuance cost                                                                   7,219                    7,177
Other assets                                                                           370                    7,881
                                                                                 ---------                ---------
        Total assets                                                             $ 166,349                $ 172,788
                                                                                 =========                =========
                  Liabilities and shareholders' equity

Current liabilities:
    Accounts payable and accrued expenses                                        $   4,256                $   4,704
    Income taxes payable                                                             3,804                    4,332
    Deferred income taxes -- current                                                 1,165                     --
    Current portion of capital lease obligations                                       672                      698
    Current portion of long-term debt                                                  535                    5,240
                                                                                 ---------                ---------
       Total current liabilities                                                    10,432                   14,974
Deferred income taxes -- non-current                                                 9,292                   10,206
Capital leases - non-current                                                         1,717                    1,546
Deferred rent                                                                          149                      145
Long-term debt                                                                         255                      153
Convertible subordinated debentures                                                 74,000                   74,000
Commitments and contingencies
Shareholders' equity:
    Preferred shares, $.001 par value:
       Authorized 2,000,000 shares, issued and outstanding, none                        --                       --
    Common stock $.001 par value:
       Authorized, 20,000,000 shares, issued and outstanding,
       10,046,471 and 10,050,471, respectively                                          10                       10
    Paid-in capital                                                                 58,270                   58,061
    Retained earnings                                                               12,491                   14,204
    Unrealized loss on marketable securities available for sale                       (267)                    (511)
                                                                                 ---------                ---------
       Total shareholders' equity                                                   70,504                   71,764
                                                                                 ---------                ---------
         Total liabilities and shareholders'equity                               $ 166,349                $ 172,788
                                                                                 =========                =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                   Condensed Consolidated Statements of Income
                      (In thousands, exept per share data)
                                   (Unaudited)

                                                                     Three months ended March 31,
                                                               --------------------------------------
                                                                  1996                       1997
                                                              -----------                ------------
Revenues:
   From a related party                                       $    5,078                 $     6,875
   Other revenue                                                     122                       8,478
   Interest discount                                                (515)                       (852)
                                                              -----------                ------------
Net revenues                                                       4,635                      14,501

Cost of revenue                                                    1,725                       5,721
General and administrative expenses                                1,323                       5,815
                                                              -----------                ------------
                                                                   3,048                      11,536

Income from operations                                             1,637                       2,965

Other income (expense):
   Interest discount included in income                              587                         573
   Interest and dividend income                                      116                         802
   interest expense                                                 (308)                     (1,533)
   Other income (expense)                                            158                           9
                                                              -----------                ------------
Net income before provision for income taxes                       2,190                       2,816
Provision for income taxes                                         1,080                       1,103
                                                              -----------                ------------
Net income                                                         1,110                       1,713
                                                              ===========                ============
Primary net income per share                                  $     0.15                 $      0.17
                                                              ===========                ============
Weighted average number of shares outstanding                  7,438,298                  10,373,260
                                                              ===========                ============
Fully diluted net income per share                                   N/A                        0.16
                                                              ===========                ============
Weighted average number of shares outstanding                        N/A                  15,600,691
                                                              ===========                ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                         Three months ended March 31,
                                                                       --------------------------------
                                                                         1996                    1997
                                                                       ---------               --------
Operating activities
Net income                                                             $  1,110                $  1,713
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
    Depreciation and amortization                                           350                   1,048
    Discount of accounts receivable, net of amortization                    (72)                   (279)
    Provision for deferred income taxes                                   1,077                    (251)
    Loss on sale of marketable securities                                  (158)                    (34)
    Write-off of original issue discount                                    238                    --
    Changes in operating assets and liabilities:
        Notes receivable from a related party                            (1,590)                    204
        Accounts receivable                                              (3,474)                (12,139)
        Prepaid expenses and other current assets                          (239)                     52
        Accounts payable and accrued expenses                            (1,162)                    448
        Other assets                                                        (36)                   (720)
        Income taxes payable                                               --                       528
                                                                       ---------               --------
Net cash used in operating activities                                    (3,956)                 (9,430)

Investing activities
Purchase of property and equipment                                         (379)                 (1,911)
Businesses acquired                                                        --                    (3,316)
Loans advanced to acquire business                                         --                    (8,805)
Loans advanced for factored receivables                                    --                    (1,968)
Proceeds from short-term investment                                        --                       400
Purchase of marketable securities                                       (15,100)                (65,356)
Proceeds from sale of marketable securities                               5,781                  58,828
                                                                       ---------               --------
Net cash used in investing activities                                    (9,698)                (22,128)

Financing activities
Proceeds from issuance of common stock, net of
    underwriter's commission and expenses                                16,380                    --
Payments of registration costs of common stock                           (1,167)                   (167)
Proceeds from (payments of) long-term debt                                2,000                    (295)
Proceeds from bank line of credit                                          --                     5,000
Cash acquired in merger                                                     104                    --
Repayment of notes payable                                               (1,000)                   --
Reduction of long-term debt                                                 (35)                   (102)
Repayment of capital lease obligations                                      (89)                   (149)
                                                                       ---------               --------
Net cash (used in) provided by financing activities                      16,193                   4,287
                                                                       ---------               --------
Net increase in cash and cash equivalents                                 2,539                 (27,271)
Cash and cash equivalents, begining of period                              --                    40,138
                                                                       ---------               --------
Cash and cash equivalents, end of period                               $  2,539                $ 12,867
                                                                       =========               ========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
    Interest                                                           $     65                $  1,790
    Taxes                                                                     3                     660

 Non-cash financing activities:
    Capital stock issued for acquisition                               $ 15,266                    --

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997


BASIS OF PRESENTATION AND OPERATIONS

    The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Complete Management, Inc. ("CMI" or the "Company") audited financial statements for the year ended December 31, 1996.

    The Company's primary client, Greater Metropolitan Medical Services ("GMMS") is a multi-specialty medical practice group which provides evaluations, diagnosis and treatment in the New York metropolitan area. Currently, the practice's primary medical focus is to treat patients with injury-related conditions who carry insurance with various insurance carriers under the Workers' Compensation and No-fault guidelines. In July, October and November, 1996, the Company completed the mergers of two medical billing companies and four physician practice management companies into wholly-owned subsidiaries of the Company.

    The following unaudited tabulation sets forth the operating results of GMMS for the period ended March 31, 1996 and of GMMS and other client practices for the period ended March 31, 1997. GMMS and the other client practices are entities separate from the Company and the amounts reflected below are not included in the results of operations of the Company or its subsidiaries except for the management fees related to general medical services and diagnostic imaging.

          (in thousands)                                  Three months ended March 31,
                                                          ----------------------------
                                                             1996              1997
                                                           --------          ---------
                                                                  (Unaudited)
         Services rendered                                 $  7,097          $ 20,147
         Contractual allowances                                (626)           (3,587)
                                                           --------          ---------
         Net medical service fees                             6,471            16,560
                                                           --------          ---------
         Less expenses:
            Medical personnel payroll                           772             2,952
             Other                                              369             2,158
                                                           --------          ---------
              Total expenses                                  1,141             5,110
                                                           --------          ---------
         Owner physician payroll and entity income              252               (34)
         Management fees                                   $  5,078          $ 11,484
                                                           ========          =========
         Fees to related party                                5,078             6,875
         Fees to non-related parties                           --               4,610
                                                           --------          ---------
             Total management fees                         $  5,078          $ 11,484
                                                           --------          ---------

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

General

The practices' operations are limited to the following activities:
   1.   Rendering services to patients;
   2. Payment of compensation to both owner physician and other medical personnel; and
   3. Payment of miscellaneous expenses incidental to the rendering of the medical service.

As more fully discussed below, the Company's operations as they relate to the practices include the following activities:

   1. Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
   2.   Billing and collection for all patient medical services rendered;
   3. Any other business activity necessary to ensure the proper business operations of the practices; and
   4.   Marketing and expansion of the medical practice.

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

    The tabulation above reflects those dynamics in that revenue generated by GMMS in 1996 and by GMMS and the other practices in 1997 in the amount of $7,097,000 and $20,147,000 for the three months ended March 31, 1996 and 1997, respectively, has been allocated to the owner physician and medical personnel payroll and management fee due to the Company.

    Finally, due to the fact that the management fee is paid by the practices, through an assignment of their accounts receivable, and the doctors' compensation is paid currently, the practices' cash flows are principally a pass through of cash received for the delivery of services rendered and cost of those services.

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

    As collateral for its fee revenue receivable from its primary client, GMMS, the Company has a security interest in GMMS' trade receivables

    In 1997, as part of the Company's periodic review for potential impairment of all third-party payor receivables prior to the acceptance for payment of its fee, the Company determined that based upon its Clients' historical collection experience and the results of the review, its Clients had receivables in excess of the amounts owed to the Company after giving effect to their collectability. Accordingly, this factor along with the fact that GMMS assigns it receivables to the Company on a full recourse basis in payment of its fees indicates that recognition of bad debts is not required.

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

    Management has determined, based on actual results and industry factors, that CMI's and MMI's receivables have collection cycles of approximately four years and three years, respectively, and accordingly, have been reflected in the accompanying financial statements on a discounted basis (7.25% per annum in 1997 and 8% per annum in 1996). Management believes that its experience and that of the Company is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which their receivables are collected (i.e., government regulations, etc.), it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.


NET INCOME PER SHARE

    Net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the periods.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Early adoption of SFAS No. 128 is prohibited. Had the provisions of SFAS NO. 128 been in effect as of March 31, 1997, the Company would have reported the following earnings per share information:

                                                1996              1997
                                            -------------    ---------------
          Net income per share:
                Basic                          $ 0.15            $ 0.17
                Diluted                        $ 0.15            $ 0.16

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

    The following discussion of the results of the operations and financial condition of CMI should be read in conjunction with CMI's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report.

Results of Operations

Revenue

    Revenue in 1997 was $15,353,000 as compared to $5,200,000 in 1996, an increase of $10,153,000 or 195%. The primary reason for the increase is the acquisition of the medical billing companies in July, 1996 and the physician practice management companies in October, 1996. In addition, management services rendered by the Company to GMMS increased by $1,797,000 as a result of an increase in the number of patients treated and evaluated by GMMS, and an increase in the volume of diagnostic imaging scans in 1997 provided both to GMMS as well as to several metropolitan area hospital clients during 1997.

    Cost of Revenues increased to $5,721,000 from $1,725,000 in 1996, an increase of $3,996,000 or 232%. Cost of revenues include personnel who directly support the medical practice in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practice. The Company charges fees to its clients for the services rendered by these individuals under the terms of its Practice Management Services Agreement with the medical practice. The fees are predicated upon the costs associated with rendering this service. The major component of the increase, $2,004,000, was as a result of the acquisition of the medical billing companies in July, 1996 and the physician practice management companies in October, 1996. Additionally, the Company continued to hire management and support personnel in order to properly service the expanding medical practices.

    General and Administrative Expenses (including fees paid to related parties) increased to $5,815,000 in 1997 from $1,323,000 in 1996, an increase of $4,492,000 or 340%. General and administrative costs represent overhead and administrative expenses excluding costs directly related to operations and generation of revenues such as space costs, office supplies and general and administrative costs of the Company including corporate management and professional fees. The major component of the increase, $2,627,000, was as a result of the acquisition of the medical billing companies in July, 1996 and the physician practice management companies in October, 1996. These expenses also increased due to the hiring of highly qualified management personnel in order to prepare for the Company's continuing growth through such acquisitions and the amortization of goodwill related to the acquisitions completed in 1996. The Company's philosophy has been to significantly upgrade and increase its infrastructure to ensure its ability to adequately service additional clients and anticipated acquisitions while continuing to provide a comprehensive range of management services to the client practices.

    Interest Expense increased to $1,533,000 in 1997 from $308,000 in 1996 due mainly to interest on the (1) $2,000,000 principal amount of Convertible Subordinated Notes issued on March 20, 1996, (2) First Series Debentures issued on June 5, 1996, (3) $3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996 and (4) Second Series Debentures issued on December 5, 1996.

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

Liquidity and Capital Resources

     To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash has been from the proceeds from the IPO, the First Series Debenture Offering, the Second Series Debenture and common shares offering. At March 31, 1997 the Company had working capital of $82,944,000.

     Net cash used for operating activities in 1997 was $9,430,000, principally due to an increase in Accounts Receivable of $12,139,000. Clients are liable for payment of the Company's management fees. Nonetheless, the Company has embarked on a program to accelerate collections of receivables of the various client practices, which in general provide the funding to pay the management fees outstanding to the Company. This program includes earlier referrals to legal processes in the case of workmens compensation and no fault claims for GMMS as well as increased manpower and other resources devoted to collection efforts for GMMS and other client practices. It is anticipated these measures will take effect within the coming six month period.

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

     On March 27, 1997, the Company completed the merger of a physician practice management company into a wholly-owned subsidiary of CMI. The Company paid $2,200,000 to effect this merger. The excess of purchase price over net assets acquired (goodwill) of $1,880,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

    The Company expects cash, cash equivalents, short-term investments, cash generated from operations and short-term borrowings to be more than sufficient to meet its current working capital requirements over the near term and at least through the balance of the current year.

                            COMPLETE MANAGEMENT, INC.


                           Part II. Other Information

                                 March 31, 1997


Item 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits None.

    (b)  Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                            COMPLETE MANAGEMENT, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              COMPLETE MANAGEMENT, INC.
                                      ------------------------------------------
                                                   (Registrant)



Date:    May 13, 1997                           /s/ STEVEN RABINOVICI
         --------------------         ------------------------------------------
                                                  Steven Rabinovici
                                         Chief Executive Officer and Director


Date:    May 13, 1997                            /s/ MANUS O'DONNELL
         --------------------         ------------------------------------------
                                       Vice President, Chief Financial Officer