Form 10-Q
period 1997-06-30
COMPLETE MANAGEMENT INC
filed 1997-08-13
CIK 1002063

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
----------
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                              ---------------

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From    ____________________  to  ___________________

Commission File Number: 0-27260
                        -------

                           COMPLETE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

           New York                                     11-3149119
----------------------------------          ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   254 West 31st Street, New York, NY                   10001-2813
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 868-1188
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

         As of August 13, 1997 the registrant had a total of 10,441,667 shares of Common Stock outstanding. There was no Preferred Stock outstanding.

                           COMPLETE MANAGEMENT, INC.

                               Index to Form 10-Q

                                 June 30, 1997




PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (unaudited)                Page
         Condensed Consolidated Balance Sheets at December 31, 1996 and June
         30, 1997............................................................   3

         Condensed Consolidated Statements of Income for the three and six
         months ended June 30, 1996 and 1997.................................   4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 1996 and 1997........................................   5

         Notes to Condensed Consolidated Financial Statements................   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................   9-11


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................   11


SIGNATURES...................................................................   12

                            COMPLETE MANAGEMENT, INC.

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                       December 31,     June 30,
                    Assets                                                1996            1997
                                                                        ---------       ---------
                                                                        (Audited)      (Unaudited)
Current assets:
     Cash and cash equivalents                                          $  40,138       $  20,341
     Marketable securities                                                 32,467          15,022
     Notes receivable from a related party                                  1,987           1,914
     Accounts receivable, net of $489 and $1,941, respectively             26,182          51,460
     Short term investments                                                 1,811           1,411
     Prepaid expenses and other current assets                                974           1,829
                                                                        ---------       ---------
        Total current assets                                              103,559          91,977
Long-term portion of notes receivable from a related party                    171             196
Long-term portion of accounts receivable from a related party, net
     of unamortized discount of $1,605 and $1,373, respectively            26,327          31,727
Property and equipment, net of $2,936 and $4,251, respectively              7,093          13,302
Intangible assets, less accumulated amortization of $567
     and $1,036, respectively                                              21,610          32,350
Debt issuance cost                                                          7,219           6,932
Other assets                                                                  370           7,075
                                                                        ---------       ---------
           Total assets                                                 $ 166,349       $ 183,559
                                                                        =========       =========

                    Liabilities and shareholders' equity

Current liabilities:
     Accounts payable and accrued expenses                              $   4,256       $   5,419
     Income taxes payable                                                   3,804           2,986
     Deferred income taxes -- current                                       1,165            --
     Current portion of capital lease obligations                             672             898
     Current portion of long-term debt                                        535          10,238
                                                                        ---------       ---------
        Total current liabilities                                          10,432          19,541
Deferred income taxes -- non-current                                        9,292           9,478
Capital leases -- non-current                                               1,717           1,489
Deferred rent                                                                 149             143
Long-term debt                                                                255             172
Convertible subordinated debentures                                        74,000          74,000
Shareholders' equity:
     Preferred shares, $.001 par value:
        Authorized 2,000,000 shares, issued and outstanding, none            --              --
     Common stock $.001 par value:
        Authorized, 20,000,000 shares, issued and outstanding,
        10,046,471 and 10,426,667, respectively                                10              10
     Paid-in capital                                                       58,270          62,882
     Retained earnings                                                     12,491          16,294
     Unrealized loss on marketable securities available for sale             (267)           (450)
                                                                        ---------       ---------
        Total shareholders' equity                                         70,504          78,736
                                                                        ---------       ---------
            Total liabilities and shareholders' equity                  $ 166,349       $ 183,559
                                                                        =========       =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                   Condensed Consolidated Statements of Income
                      (In thousands, exept per share data)
                                   (Unaudited)

                                             Six months ended June 30,    Three months ended June 30,
                                                1996           1997           1996           1997
                                              --------       --------       --------       --------

Revenues:
    From a related party                      $ 10,920       $ 12,496       $  5,863       $  5,622
    Other revenue                                  343         20,647            200         12,138
    Interest discount                           (1,056)        (1,549)          (541)          (697)
                                              --------       --------       --------       --------
Net revenues                                    10,207         31,594          5,522         17,063

Cost of revenue                                  3,725         15,116          2,000          9,384
General and administrative expenses              2,731         10,430          1,408          4,615
                                              --------       --------       --------       --------
                                                 6,456         25,546          3,408         13,999

Income from operations                           3,751          6,048          2,114          3,064

Other income (expense):
    Interest discount included in income         1,236          1,129            649            556
    Interest expense                              (596)        (3,193)          (447)        (1,659)
    Interest and dividend income                   239          1,790            123          1,007
    Other income (expense)                        --              445           --              436
                                              --------       --------       --------       --------
Net income before provision for taxes            4,630          6,219          2,439          3,404

Provision for income taxes                       2,191          2,416          1,110          1,313

                                              --------       --------       --------       --------
Net income                                    $  2,439       $  3,803       $  1,329       $  2,091
                                              ========       ========       ========       ========

Primary net income per share                  $   0.32       $   0.37       $   0.17       $   0.20
                                              ========       ========       ========       ========
Weighted average number of
    shares outstanding                           7,617         10,405          7,796         10,437
                                              ========       ========       ========       ========

Fully diluted net income per share            $   0.29       $   0.35       $   0.17       $   0.19
                                              ========       ========       ========       ========
Weighted average number of
    shares outstanding                           8,273         15,735          8,050         15,772
                                              ========       ========       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Six months ended June 30,
                                                             -------------------------
                                                                1996           1997
                                                              --------       --------
Operating activities
Net income                                                    $  2,439       $  3,803
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  655          2,072
    Discount of accounts receivable, net of amortization          (180)          (420)
    Provision for deferred income taxes                          1,867           (979)
    Gain on sale of marketable securities                         --               94
    Write-off of original issue discount                           238           --
    Changes in operating assets and liabilities:
        Notes receivable from a related party                   (1,392)          (156)
        Accounts receivable                                     (8,256)       (25,611)
        Prepaid expenses and other current assets                 (455)           760
        Accounts payable and accrued expenses                     (964)           793
        Other assets                                              (153)           195
        Income taxes payable                                       185           (818)
                                                              --------       --------
Net cash used in operating activities                           (6,016)       (20,267)
Investing activities
Purchase of property and equipment                              (1,933)        (5,308)
Businesses acquired                                               --          (10,893)
Loans advanced to acquire businesses                              --           (8,805)
Purchase of medical receivables from unrelated parties            --           (2,520)
Proceeds from short-term investment                               --              400
Purchase of marketable securities                              (43,344)       (50,628)
Proceeds from sale of marketable securities                     20,822         69,543
                                                              --------       --------
Net cash used in investing activities                          (24,455)        (8,211)
Financing activities
Proceeds from issuance of common stock, net of
    underwriter's commission and expenses                       16,380            127
Payments of registration costs of common stock                  (2,543)          (295)
Proceeds from issuance of subordinated debentures and
    notes, net of underwriter's commission and expenses         38,144           --
Deferred note issuance costs                                      (575)          (275)
Payments of long-term debt, net                                    (11)          (517)
Proceeds from (payments of) capital lease obligations              490           (359)
Proceeds from bank line of credit                                 --           10,000
Cash acquired in merger                                            104           --
Repayment of notes payable                                      (1,000)          --
                                                              --------       --------
Net cash provided by financing activities                       50,989          8,681
                                                              --------       --------
Net increase (decrease) in cash and cash equivalents            20,518        (19,797)
Cash and cash equivalents, beginning of period                    --           40,138
                                                              --------       --------
Cash and cash equivalents, end of period                      $ 20,518       $ 20,341
                                                              ========       ========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                  $    413       $  3,159
    Taxes                                                          138          3,921
  Non-cash financing activities:
    Capital stock issued for acquisitions                     $ 15,267       $  4,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1997

BASIS OF PRESENTATION AND OPERATIONS

         The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Complete Management, Inc. ("CMI" or the "Company") audited financial statements for the year ended December 31, 1996.

         The Company's primary client, Greater Metropolitan Medical Services ("GMMS") is a multi-specialty medical practice group which provides evaluations, diagnosis and treatment in the New York metropolitan area. Currently, the practice's primary medical focus is treating patients with injury-related conditions who carry insurance with various insurance carriers under the Workers' Compensation and No-fault guidelines.

         The percentage of CMI's revenue generated from GMMS for the years ending December 31, 1995 and 1996 was 100% and 65%, respectively. For the three month periods ended March 31, 1997 and June 30, 1997, the percentages were 45% and 32%, respectively.

         The following unaudited tabulation sets forth the operating results of GMMS for the six months ended June 30, 1996 and of GMMS and other client practices for the six months ended June 30, 1997. GMMS and the other client practices are entities separate from the Company and the amounts reflected below are not included in the consolidated results of operations of the Company or its subsidiaries except for the management fees related to general medical services and diagnostic imaging.


     (In thousands)                              Six months ended June 30,
                                                 -------------------------
                                                    1996           1997
                                                  --------       --------
                                                                (Unaudited)
     Services rendered                            $ 13,858       $ 45,005
     Contractual allowances                           (963)        (8,225)
                                                  --------       --------
     Net medical service fees                       12,895         36,780
     Less expenses:
         Medical personnel payroll                   1,736          8,395
         Other                                         493          4,141
                                                  --------       --------
            Total expenses                           2,229         12,536
     Owner physician payroll & entity income          (253)          (597)
                                                  --------       --------
     Management fees                              $ 10,919       $ 24,842
                                                  ========       ========

     Fees to related party                        $ 10,919       $ 12,496
     Fees to non-related parties                      --           12,347
                                                  --------       --------
         Total management fees                    $ 10,919       $ 24,843
                                                  ========       ========

                           COMPLETE MANAGEMENT, INC.

                                  (Unaudited)

                                 June 30, 1997

General

The practices' operations are limited to the following activities:
 1. Rendering services to patients;
 2. Payment of compensation to both owner physician and other medical personnel; and
 3. Payment of miscellaneous expenses directly related to the rendering of the medical service.

As more fully discussed below, the Company's operations as they relate to the practices include the following activities:

 1. Patient scheduling, record transcription, non-clinical intake examination, and insurance verification;
 2. Billing and collection for all patient medical and diagnostic imaging services rendered;
 3. Any other business activity necessary to ensure the proper business operation of the practices; and
 4. Assisting and/or advising as to the marketing and expansion of the medical practices.

Economics

         Because the activities of the practices are limited to the rendering of medical and diagnostic imaging services, their principal asset is the accounts receivable due from third party payors and/or patients (minimal services are paid for by the patient at the time service is rendered). Further, substantially all of the non-clinical activities, as defined by the management agreements, of the practices are performed by the Company (which activities are discussed above and elsewhere in this document) and their principal liability is the amount due owner physicians and other medical personnel for their services and the fee due under the management agreements.

         The tabulation above reflects those dynamics in the revenue generated by GMMS in 1996 and by GMMS and the other practices in 1997 in the amount of $13,858,000 and $45,005,000 for the six months ended June 30, 1996 and 1997, respectively, and has been allocated to the owner physicians and medical personnel payrolls and management fees due to the Company.

         Finally, due to the fact that CMI's management fee is paid by the practice, through an assignment of their accounts receivable, and the doctors' compensation is paid currently, the practices' cash flows are principally a pass through of cash received for the delivery of services rendered and cost of those services.

         Notes receivable from a related party included in the accompanying balance sheets, represent working capital and acquisition advances made to GMMS which are due on demand.


ACCOUNTS RECEIVABLE

         The Company's accounts receivables are generated from its clients (the "Clients") under management contracts whereby the Company is entitled to management fees for practice management services it performed or an agreed-upon fee for each medical procedure performed. As collateral for its fee revenue receivable from its Clients, he Company has a security interest in all the client patient receivables.

         Management has determined, based on actual results and industry factors, that CMI's and its wholly owned subsidiary Medical Management, Inc.'s ("MMI") receivables have collection cycles of approximately four years and three years, respectively, and accordingly, have been reflected in the accompanying financial statements on a discounted basis (7.25% per annum in 1997 and 8% per annum in 1996). Management believes that its experience and that of the Company

                           COMPLETE MANAGEMENT, INC.

                                  (Unaudited)

                                 June 30, 1997

is a good indication of the timing of the collection process. Because numerous factors affect the timing and the manner in which their receivables are collected (i.e., government regulations, etc.), it is the Company's policy to periodically assess the collection of its receivables. As a result, the Company's estimate of its incremental borrowing rate and collection period may change.


NET INCOME PER SHARE

         Net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the periods.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Early adoption of SFAS No. 128 is prohibited. Had the provisions of SFAS No. 128 been in effect as of June 30, 1997, the Company would have reported the following earnings per share information:


                                              1996      1997
                                            -------   -------
          Net income per share:
               Basic                         $0.33     $0.38
               Diluted                       $0.29     $0.35

                           COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
         and Analysis of Financial Condition and Results of Operations

                                 June 30, 1997


         The following discussion of the results of the operations and financial condition of CMI should be read in conjunction with CMI's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report.


Results of Operations

Revenue

         Revenue in 1997 was $33,143,000 as compared to $11,263,000 in 1996, an increase of $21,880,000 or 194%. The primary reasons for the increase was the acquisition of the medical billing companies in July 1996, which added $3,187,000, the physician practice management companies in October 1996, which added $10,831,000 and $3,909,000 from the additional practices under management from November 1996 through June 1997. In addition, management services rendered by the Company to GMMS increased by $1,405,000 as a result of an increase in the number of patient procedures performed by GMMS. Also, an increase in the volume of diagnostic imaging scans in 1997 provided both to GMMS as well as to several New York metropolitan area hospital clients resulted in an incremental $1,699,000 during 1997.

         Cost of Revenues increased to $15,116,000 from $3,725,000 in 1996, an increase of $11,391,000 or 306%. Cost of revenues include personnel who directly support the medical practices in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practices. The Company charges fees to its clients for the services rendered by these individuals under the terms of its Practice Management Services Agreements with the medical practices. The fees are predicated upon the costs associated with rendering this service. The increase was primarily due to an additional $6,844,000 of costs from the acquisitions of the medical billing companies in July 1996, and the physician practice management companies in October 1996 and $917,000, primarily attributable to the additional practices under management. An additional $3,630,000 increase was from the Company's continued strategy to hire management and support personnel in order to properly service the expanding medical practices.

         General and Administrative Expenses increased to $10,430,000 in 1997 from $2,731,000 in 1996, an increase of $7,699,000 or 282%. General and administrative costs represent overhead and administrative expenses, excluding costs directly related to operations and generation of revenues such as space costs, office supplies costs of the Company, including corporate management and professional fees. A major component of this increase was $3,120,000 from the acquisitions of the medical billing companies in July 1996 and the physician practice management companies in October 1996. Corporate expenses also increased due to the hiring of highly qualified management personnel in order to prepare for the Company's continuing growth through acquisitions and the amortization of goodwill related to the acquisitions completed in 1996 and 1997. These costs increased $4,099,000 over 1996 levels. The Company's philosophy has been to significantly upgrade and increase its infrastructure to ensure its ability to adequately service additional clients and anticipated acquisitions while continuing to provide a comprehensive range of management services to the client practices.

         Interest Expense increased to $3,193,000 in 1997 from $587,000 in 1996 due mainly to interest on the (1) $2,000,000 principal amount of Convertible Subordinated Notes issued on March 20, 1996, (2) First Series Debentures issued on June 5, 1996, in the principal amount of $40,250,000 (3) $3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996 (4) Second Series Debentures issued on December 5, 1996, in the principal amount of $28,750.000 and (5) a $10,000,000 Line of Credit.

                           COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
         and Analysis of Financial Condition and Results of Operations

                                 June 30, 1997


Liquidity and Capital Resources

         To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been from the proceeds from the IPO, the First Series Debenture Offering, the Second Series Debenture and common shares offering, Convertible Subordinated Notes and a Line of Credit. At June 30, 1997, the Company had working capital of $72,436,000.

         Net cash used for operating activities in 1997 was $20,267,000, principally due to an increase in Accounts Receivable of $25,611,000. Clients are liable for payment of the Company's management fees. Nonetheless, the Company has embarked on a program to accelerate collections of receivables of the various client practices, which in general provide the funding to pay the management fees outstanding to the Company. This program includes earlier referrals to legal processes in the case of workmen's compensation and no fault claims for GMMS as well as increased manpower and other resources devoted to collection efforts for GMMS and other client practices. It is anticipated that these measures will begin to demonstrate their effectiveness within the next two quarters.

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

         In keeping with the Company's goal of growth through acquisition, throughout the quarter the Company has assisted its clients in completing several acquisitions or made acquisitions directly through wholly owned subsidiaries. Additional client related acquisitions totaled $4,040,000 of which $3,165,000 was paid in cash and the balance in CMI stock. The Company acquired Consumer Health Network ("CHN"), a Preferred Provider Organization ("PPO") on June 17th for $10,433,000 of which $6,433,000 was paid in cash with the balance in stock.

         Additionally, in June 1997, the Company entered into a management agreement with a board certified pain management practice. Subsequent to this agreement, in July 1997, the Company assisted one of its existing clients in

                           COMPLETE MANAGEMENT, INC.

                     Part I. Item 2. Management's Discussion
         and Analysis of Financial Condition and Results of Operations

                                 June 30, 1997


completing the acquisition of this practice for $9,000,000 of which $5,600,000 was paid in cash and the balance in CMI stock.

The Company expects cash, cash equivalents, short-term investments, cash generated from operations and short-term borrowings to be sufficient to meet its current working capital requirements over the near term and at least through the balance of the current year.


                           Part II. Other Information

                                 June 30, 1997


Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits None.

         (b)  Reports on Form 8-K:

              The Company filed the following reports on Form 8-K during the quarter ended June 30, 1997.

               Date         Item Reported
               ----         -------------
               June 17      Item 2.  Acquisition or Disposition of Assets

                           COMPLETE MANAGEMENT, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COMPLETE MANAGEMENT, INC.
                                ------------------------------------------------
                                                  (Registrant)


  Date: August 13, 1997                      /s/ STEVEN RABINOVICI
       -----------------        ------------------------------------------------
                                                Steven Rabinovici
                                     Chief Executive Officer and Director

  Date: August 13, 1997                       /s/ ARTHUR GOLDBERG
       -----------------        ------------------------------------------------
                                                 Arthur Goldberg
                                Senior Executive Vice President, Chief Financial
                                              Officer and Director

  Date: August 13, 1997                       /s/ ALAN GOLDSTEIN
       -----------------        ------------------------------------------------
                                                 Alan Goldstein
                                     Chief Accounting Officer and Controller