Form 10-Q/A
period 1997-06-30
COMPLETE MANAGEMENT INC
filed 1997-11-14
CIK 1002063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From                           to
                               -------------------------    -----------------

Commission File Number: 0-27260


                            COMPLETE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                  New York                                                           11-3149119
----------------------------------------------                    --------------------------------------------------
       (State or other Jurisdiction of                                  (I.R.S. Employer Identification No.)
       incorporation or organization)

     254 West 31st Street, New York, NY                                              10001-2813
----------------------------------------------                    --------------------------------------------------
  (Address of principal executive offices)                                           (Zip Code)


                                 (212) 273-0600
                                 ---------------
              (Registrant's telephone number, including area code)


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

                            COMPLETE MANAGEMENT, INC.

                              Index to Form 10-Q/A

                                  June 30, 1997




PART I.       FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................  3


SIGNATURES.................................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the results of the operations and financial condition of CMI should be read in conjunction with CMI's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the Six Months Ended June 30, 1997 and 1996

    Revenues in 1997 was $33,143,000 as compared to $11,263,000 in 1996, an increase of $21,880,000. The primary reasons for the increase was the acquisitions of the medical billing companies which added $3,187,000, the physician practice management companies which added $10,831,000 and $3,909,000 from the additional practices under management. In addition, management services rendered by the Company to GMMS increased by $1,405,000 as a result of an increase in the number of patient procedures performed by GMMS. Also, an increase in the volume of diagnostic imaging scans in 1997 provided both to GMMS as well as to several New York metropolitan area hospital clients resulted in an incremental $1,699,000 during 1997.

    Cost of revenues increased to $15,116,000 from $3,725,000 in 1996, an increase of $11,391,000. Cost of revenues include personnel who directly support the medical practices in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practices. The Company charges fees to its clients for the services rendered by these individuals under the terms of its Practice Management Services Agreements with the medical practices. The fees are predicated upon the costs associated with rendering this service. The increase was primarily due to an additional $6,844,000 of costs from the acquisitions of the medical billing companies, and the physician practice management companies and $917,000, primarily attributable to the additional practices under management. An additional $3,630,000 increase was from the Company's continued strategy to hire management and support personnel in order to properly service the expanding medical practices.

    General and administrative expenses increased to $10,430,000 in 1997 from $2,731,000 in 1996, an increase of $7,699,000. General and administrative costs represent overhead and administrative expenses, excluding costs directly related to operations and generation of revenues such as space costs, office supplies costs of the Company, including corporate management and professional fees. A major component of this increase was $3,120,000 from the acquisitions of the medical billing companies in July 1996 and the physician practice management companies. Corporate expenses also increased due to the hiring of highly qualified management personnel in order to prepare for the Company's continuing growth through acquisitions and the amortization of goodwill related to the acquisitions completed in 1996 and 1997. These costs increased $4,099,000 over 1996 levels. The Company's philosophy has been to significantly upgrade and increase its infrastructure to ensure its ability to adequately service additional clients and anticipated acquisitions while continuing to provide a comprehensive range of management services to the client practices.

    Interest expense increased to $3,193,000 in 1997 from $587,000 in 1996 due mainly to interest on the (a) $2,000,000 principal amount of Convertible Subordinated Notes issued on March 20, 1996, (b) First Series Debentures issued on June 5, 1996, in the principal amount of $40,250,000 (c) $3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996 (d) Second Series Debentures issued on December 5, 1996, in the principal amount of $28,750.000 and (e) $10,000,000 of borrowings under a line of credit.

Comparison of the Three Months Ended June 30, 1997 and 1996

    Revenues in the current quarter were $17,760,000 as compared to $6,063,000 in 1996, an increase of $11,697,000. The primary reasons for the increase were the acquisitions of two medical billing companies which added $1,733,000, the physician practice management companies, which added $5,690,000, the preferred provider organization added $553,000 and $2,905,000 from the additional practices under management. In addition, an increase in management services rendered by the Company to GMMS as well as an increase in the use of diagnostic imaging equipment and other services provided resulted in an incremental $816,000 during the period.

    Cost of revenues increased to $9,384,000 from $2,000,000 in 1996, an increase of $7,384,000. Cost of revenues include personnel who directly support the medical practices in rendering patient care and who directly support its billing and collection process. The support services include patient scheduling and assisting patients in producing background and medical coverage information necessary for physicians to properly diagnose, test and bill for services rendered by the medical practices. The increase was primarily due to an additional $1,132,000 of costs from the acquisitions of two medical billing companies, $3,709,000 from the acquisition of physician practice management companies and $612,000, primarily attributable to the additional practices under management. An additional $1,931,000 increase was from the Company's continued strategy to hire management and support personnel in order to properly service the expanding medical practices.

    General and administrative expenses increased to $4,615,000 in 1997 from $1,408,000 in 1996, an increase of $3,207,000. General and administrative costs represent overhead and administrative expenses, excluding costs directly related to operations and generation of revenues such as space costs, office supplies costs of the Company, including corporate management and professional fees. A major component of this increase was $337,000 from the acquisitions of two medical billing companies, $267,000 from the acquisition of the physician practice management companies and $132,000 from acquisition of a preferred provider organization. Corporate expenses also increased due to the hiring of highly qualified management personnel in order to prepare for the Company's continuing growth through acquisitions and the amortization of goodwill related to the acquisitions completed in 1996 and 1997. These costs increased $2,471,000 over 1996 levels. The Company's philosophy has been to significantly upgrade and increase its infrastructure to ensure its ability to adequately service additional clients and anticipated acquisitions while continuing to provide a comprehensive range of management services to the client practices.

    Interest expense increased to $1,659,000 in 1997 from $447,000 in 1996 due mainly to interest on the (a) First Series Debentures issued on June 5, 1996, in the principal amount of $40,250,000 (b) $3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996 (c) Second Series Debentures issued on December 5, 1996, in the principal amount of $28,750.000 and (d) $10,000,000 of borrowings under a line of credit.

                            COMPLETE MANAGEMENT, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMPLETE MANAGEMENT, INC.
                             --------------------------------------------------
                                              (Registrant)



Date: November 14, 1997                  /s/ STEVEN RABINOVICI
      ------------------     --------------------------------------------------
                                            Steven Rabinovici
                                   Chief Executive Officer and Chairman



Date: November 14, 1997                   /s/ ARTHUR GOLDBERG
      ------------------     --------------------------------------------------
                                            Arthur Goldberg
                              Senior Executive Vice President, Chief Financial
                                          Officer and Director


Date: November 14, 1997                   /s/ ALAN GOLDSTEIN
      ------------------     --------------------------------------------------
                                             Alan Goldstein
                               Chief Accounting Officer and Vice President -
                                                Finance