Form 10-Q
period 1997-09-30
COMPLETE MANAGEMENT INC
filed 1997-11-14
CIK 1002063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From                       to
                               ----------------------   ----------------------
Commission File Number: 0-27260



                            COMPLETE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                  New York                                                           11-3149119
----------------------------------------------                    --------------------------------------------------
       (State or other Jurisdiction of                                  (I.R.S. Employer Identification No.)
       incorporation or organization)


     254 West 31st Street, New York, NY                                              10001-2813
----------------------------------------------                    --------------------------------------------------
  (Address of principal executive offices)                                           (Zip Code)


                                 (212) 273-0600
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
    As of November 12, 1997 the registrant had a total of 11,347,276 shares of Common Stock outstanding. There was no Preferred Stock outstanding.

                            COMPLETE MANAGEMENT, INC.

                               Index to Form 10-Q

                               September 30, 1997


PART I.  FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
   Item 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at December 31, 1996 and September 30, 1997      3

           Condensed Consolidated Statements of Income for the three and nine
              months ended September 30, 1996 and 1997                                            4

           Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1996 and 1997                                                   5

           Notes to Condensed Consolidated Financial Statements                                   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  9

   Item 4. Submission of Matters to a Vote of Security Holders                                   14


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                                      15


SIGNATURES                                                                                       16

                         Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                           COMPLETE MANAGEMENT, INC.
                     Condensed Consolidated Balance Sheets


                                                                                 December 31,               September 30,
                    Assets                                                           1996                       1997
                                                                                -------------               -------------
                                                                                                           (in thousands)
Current assets:
     Cash and cash equivalents                                                        $ 40,138                   $ 6,245
     Marketable securities                                                              32,467                    10,830
     Notes receivable from a related party                                               1,987                     1,728
     Accounts receivable, net of $489,000 and $4,826,000, respectively                  26,182                    62,738
     Short term investments                                                              1,811                     1,911
     Prepaid expenses and other current assets                                             974                     2,361
                                                                                ---------------           ---------------
        Total current assets                                                           103,559                    85,813
Long-term portion of notes receivable from a related party                                 171                       196
Long-term portion of accounts receivable from a related party, net
     of  $1,605,000 and $1,399,000, respectively                                        26,327                    28,284
Property and equipment, net of $2,936,000 and $4,929,000, respectively                   7,093                    18,013
Intangible assets, net of $567,000 and $1,738,000, respectively                         21,610                    57,873
Debt issuance cost                                                                       7,219                     6,651
Other assets                                                                               370                     2,986
                                                                                ---------------           ---------------
           Total assets                                                              $ 166,349                 $ 199,816
                                                                                ===============           ===============

                    Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                             $ 4,256                   $ 5,840
     Income taxes payable                                                                3,804                     3,536
     Deferred income taxes -- current                                                    1,165                     1,132
     Current portion of capital lease obligations                                          672                       880
     Current portion of long-term debt                                                     535                    10,191
                                                                                ---------------           ---------------
        Total current liabilities                                                       10,432                    21,579
Deferred income taxes                                                                    9,292                     9,292
Deferred rent                                                                              149                       138
Capital leases                                                                           1,717                     1,227
Long-term debt                                                                             255                       150
Convertible subordinated debentures                                                     74,000                    74,000
Minority interest                                                                            -                     4,129
Shareholders' equity:
     Preferred shares, $.001 par value:
        Authorized 2,000,000 shares, issued and outstanding, none                            -                         -
     Common stock $.001 par value:
        Authorized, 20,000,000 shares, issued and outstanding,
             10,031,471 and 10,826,972, respectively                                        10                        11
     Paid-in capital                                                                    58,270                    70,337
     Retained earnings                                                                  12,491                    19,033
     Unrealized loss on marketable securities available for sale                          (267)                      (80)
                                                                                ---------------           ---------------
        Total shareholders' equity                                                      70,504                    89,301
                                                                                ---------------           ---------------
            Total liabilities and shareholders' equity                               $ 166,349                 $ 199,816
                                                                                ===============           ===============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                   Condensed Consolidated Statements of Income

                                               Nine months ended September 30,         Three months ended September 30,
                                               -------------------------------        ----------------------------------
                                                   1996              1997                 1996                 1997
                                               -------------     -------------        --------------     ---------------
                                                                (in thousands, except per share data)
Revenues:
    Non-related parties                             $ 2,010          $ 36,339               $ 1,666            $ 15,692
    Related party                                    18,020            17,019                 7,101               4,523
                                               -------------     -------------        --------------     ---------------
         Total                                       20,030            53,358                 8,767              20,215

Interest discount                                    (1,748)           (2,196)                 (692)               (647)
                                               -------------     -------------        --------------     ---------------
Net revenues                                         18,282            51,162                 8,075              19,568

Cost of revenues                                      6,598            26,893                 2,873              11,691
General and administrative expenses                   4,869            14,162                 2,138               3,818
                                               -------------     -------------        --------------     ---------------
                                                     11,467            41,055                 5,011              15,509

Income from operations                                6,815            10,107                 3,064               4,059

Other income (expense):
    Interest discount included in income              1,855             1,671                   619                 542
    Interest expense                                 (1,829)           (4,876)               (1,234)             (1,683)
    Interest, dividend and other income                 687             2,820                   449                 584
    Gain on partial equity disposition                    -               850                     -                 850
                                               -------------     -------------        --------------     ---------------
Total other income (expense)                            713               465                  (166)                293

Income before provision for taxes                     7,528            10,572                 2,898               4,352
Provision for income taxes                            3,613             4,030                 1,422               1,614
                                               -------------     -------------        --------------     ---------------
Net income                                          $ 3,915           $ 6,542               $ 1,476             $ 2,738
                                               =============     =============        ==============     ===============

Primary net income per share                         $ 0.50            $ 0.61                $ 0.18              $ 0.24
Weighted average number of
    shares outstanding                                7,840            10,647                 8,085              11,304

Fully diluted net income per share                   $ 0.42            $ 0.57                $ 0.13              $ 0.22
Weighted average number of
    shares outstanding                                9,264            16,218                11,483              16,755


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                 Condensed Consolidated Statements of Cash Flows

                                                                        Nine months ended September 30,
                                                                       --------------------------------
                                                                            1996              1997
                                                                       --------------    --------------
Operating activities                                                             (in thousands)
Net income                                                               $ 3,915            $ 6,542
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                         1,304              3,641
     Provision for deferred income taxes                                   3,572                  -
     Gain on sale of marketable securities                                     -               (608)
     Gain on partial equity disposition                                        -               (850)
     Write-off of original issue discount                                    238                  -
     Changes in operating assets and liabilities:
        Notes receivable from a related party                             (1,171)                63
        Accounts receivable                                              (15,781)           (32,748)
        Prepaid expenses and other current assets                           (926)            (1,276)
        Accounts payable and accrued expenses                             (3,207)             1,039
        Other assets                                                         281             (2,648)
        Income taxes payable                                                (115)               819
                                                                   --------------    ---------------
Net cash used in operating activities                                    (11,890)           (26,026)
Investing activities                                                           -                  -
Purchase of property and equipment                                        (1,540)           (10,873)
Businesses acquired                                                       (1,538)           (40,018)
Increase in Minority Interest                                                  -              5,198
Proceeds from short-term investments                                        (801)              (100)
Purchase of marketable securities                                        (99,462)           (52,168)
Proceeds from sale of marketable securities                               73,720             74,415
                                                                   --------------    ---------------
Net cash used in investing activities                                    (29,621)           (23,546)
Financing activities                                                           -                  -
Proceeds from issuance of common shares, net of
     underwriters' commission and expenses                                16,380                  -
Proceeds from exercise of options and warrants                                 -                969
Proceeds from partial equity disposition                                       -              5,000
Payments of registration costs of common shares                           (2,223)                 -
Proceeds from issuance of subordinated debentures and
     notes, net of underwriters' commission and expenses                  41,144                  -
Deferred note issuance costs                                                (793)              (275)
Payments of long-term debt, net                                              (83)                 -
Payments of capital lease obligations                                       (322)              (660)
Proceeds from bank line of credit                                              -             10,000
Cash acquired in merger                                                      200                652
Repayment of notes payable                                                (1,000)                (7)
                                                                   --------------    ---------------
Net cash provided by financing activities                                 53,303             15,679
                                                                   --------------    ---------------
Net increase (decrease) in cash and cash equivalents                      11,792            (33,893)
Cash and cash equivalents, beginning of period                                 -             40,138
                                                                   --------------    ---------------
Cash and cash equivalents, end of period                                $ 11,792            $ 6,245
                                                                   ==============    ===============
Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest                                                            $ 1,104            $ 5,023
     Taxes                                                                   146              4,364
  Non-cash financing activities:
     Capital stock issued for acquisitions                              $ 17,556            $ 8,485


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1997


BASIS OF PRESENTATION AND OPERATIONS

    The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Complete Management, Inc. (the "Company") audited financial statements for the year ended December 31, 1996.

Overview

    The Company provides physician practice management services to medical practices and hospitals. These services range from managing all non-medical aspects of its full service clients' businesses to providing limited non-medical services to its partial service clients, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for magnetic resonance imaging ("MRI") and other diagnostic imaging equipment to hospitals and certain medical practices. The Company also owns Consumer Health Network, a preferred provider organization.

Relationship to Full Service Clients

    The Company earns fees from its full service clients by managing the non-medical aspects of their medical practices, generally under 30 year management agreements. Since the Company does not have an ownership interest in such clients, however, the Company's consolidated financial statements do not include the financial statements of its full service clients. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Full Service Clients.

    The activities of the Company's full service clients' consist primarily of rendering medical services to patients through physicians and other medical personnel employed by them. Their income statements include (a) fees generated from rendering medical services, (b) compensation to physicians and other medical personnel, (c) other expenses related to rendering medical services and
(d) management fees due to the Company. Their principal asset is the accounts receivable due from third party payors and/or patients for the provision of medical services (minimal services are paid for by the patient at the time service is rendered). Their principal liabilities are the amounts due to physicians and other medical personnel for the performance of medical services and the management fees due to the Company under its management agreements.

    One of the Company's full service clients is Greater Metropolitan Medical Services ("GMMS"), a multi-specialty medical practice that specializes in the evaluation, diagnosis and treatment of injured patients. GMMS is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and principal shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. All of the Company's revenues in 1994 and 1995 and 65%, 45%, 32% and 22% of its revenues in 1996 and the three month periods ended March 31, June 30 and September 30, 1997, respectively, were generated under management agreements with GMMS.

                            COMPLETE MANAGEMENT, INC.

                               September 30, 1997

ACCOUNTS AND NOTES RECEIVABLE

    The Company's accounts receivable are primarily generated from full service clients under management agreements pursuant to which the Company is entitled to management fees for practice management services performed on behalf of its clients. As collateral for its management fees, the Company has a security interest in all its full service client's patient receivables.

    GMMS's primary focus is treating patients with injury-related conditions who carry insurance with various insurance carriers under the workers' compensation and automobile no-fault regulations. The Company has determined, based on actual results and industry factors, that its management fees from GMMS have a collection cycle averaging approximately four years. Accordingly, an interest discount has been taken on the Company's revenues generated by its management fees from GMMS utilizing the Company's current incremental borrowing rate of 7.25% per annum over this collection cycle. The Company recaptures this interest discount in income over a four year period to reflect the presumed collection of these revenues. Actual collection results may differ from the Company's estimate, however, because numerous factors affect the timing and the manner in which receivables are collected (i.e., government regulations). It is the Company's policy to periodically assess the collection of its receivables from clients. As a result, the Company's estimate of its incremental borrowing rate and collection cycle may change.

    Notes receivable from a related party included in the accompanying balance sheets represent working capital advances made to GMMS that are due on demand.


SALE OF AN INTEREST IN CMI CAPITAL CORPORATION

    During September 1997, CMI Capital Corporation, a then wholly owned subsidiary of the Company that purchases patient service receivables from unrelated medical practices, sold a 40% equity interest for $5,000,000 and the Company recorded an $850,000 gain on the transaction, which is included in other income (expense).


NET INCOME PER SHARE

    Net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the periods.

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". Under SFAS No. 128, the presentation of Primary and Fully Diluted Earnings Per Share will be replaced by Basic and Diluted Earnings Per Share. Adoption of SFAS No. 128 is required for periods ending after December 15, 1997, at which time restatement for prior periods will be necessary. Early adoption of SFAS No. 128 is prohibited. Had the provisions of SFAS No. 128 been in effect as of September 30, 1997, the Company would have reported the following earnings per share information:

                                                                      September 30,
                                                                      -------------
                                                  Nine Months Ended              Three Months Ended
                                                  -----------------              ------------------
                                                  1996         1997              1996         1997
                                                  ----         ----              ----         ----
      Net income per share
          Basic                                  $ 0.52       $ 0.64           $ 0.19        $ 0.25
          Fully diluted                            0.42         0.57             0.13          0.22

                            COMPLETE MANAGEMENT, INC.

                               September 30, 1997

SUBSEQUENT EVENTS

    In October 1997, the Company purchased a physician practice management company for $4,250,000, of which $500,000 was paid in cash at closing and $500,000 will be paid, subject to certain conditions, in January 1998. The balance of the purchase price was paid in common shares.

    In October 1997, the Company sold $5,000,000 principal amount of 8% Notes due April 30, 1998 in a private placement. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 common shares. If the 8% Notes are not repaid at maturity, they will immediately become convertible into common shares at a conversion price of $9.00 per share and the maturity date will be extended to March 20, 2001. The proceeds of the 8% Notes provided funds for working capital and acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

    The Company provides physician practice management services to medical practices and hospitals. These services range from managing all non-medical aspects of its full service clients' businesses to providing limited non-medical services to its partial service clients, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment. The Company also owns Consumer Health Network, a preferred provider organization.

Full Service Clients

    The Company earns fees from its full service clients by managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company may also receive hourly consulting charges, per use fees when MRI and other diagnostic imaging services are provided and, in the case of GMMS, reimbursement of a portion of the Company's corporate overhead expenses.

    To the extent permitted by applicable law, management fees due to the Company from its full service clients are collateralized through the assignment, on a full-recourse basis, of such clients' patient service receivables. The clients' ability to pay these fees is dependent on the Company's ability to collect, on behalf of its full service clients, these receivables.

    The following unaudited table sets forth the operating results of the Company's full service clients for the three and nine month periods ended September 30, 1996 and 1997. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                         Nine months ended                  Three months ended
(In thousands)                            September 30,                        September 30,
                                      ----------------------             -------------------------
                                        1996           1997                1996             1997
                                      -------         ------             --------          -------
Gross physician billings             $ 22,500       $ 78,834            $  8,642          $ 33,829
Contractual allowances                 (1,455)       (14,982)               (492)           (6,757)
                                     --------       --------            --------          --------
Net physician billings                 21,045         63,952               8,150            27,072

Management fees                        18,020         37,084               7,101            12,219
Medical personnel payroll               2,694         15,068                 958             6,673
Other expenses and reserves               593         11,161                 100             7,242
                                     --------       --------            --------          --------
    Total expenses                     21,307         63,313               8,159            26,134

                                     --------       --------            --------          --------
Net income                           $   (262)      $    539            $     (9)         $    938
                                     ========       ========            ========          ========
Management fees:
    GMMS                             $ 18,020       $ 17,019            $  7,101          $  4,523
    Other full service clients             -          20,065                -                7,696
                                     --------       --------            --------          --------
      Total                          $ 18,020       $ 37,084            $  7,101          $ 12,219
                                     ========       ========            ========          ========

                                       9

    All of the Company's revenues in 1994 and 1995 and 65%, 45%, 32% and 22% of its revenues in 1996 and the three month periods ended March 31, June 30 and September 30, 1997, respectively, were generated under management agreements with GMMS.

Partial Service Clients

    The Company earns its fees from partial service clients primarily by providing billing and collection services for a fee based on a percentage of collections.

Preferred Provider Organization

    Consumer Health Network, a wholly owned subsidiary of the Company, earns its fees from self-insured employer groups, union groups, insurance companies and other third party payors based on a percentage of the savings generated through the use of its network.

Management of Diagnostic Imaging Services

    The Company's fees for owning and providing administrative support for diagnostic imaging equipment are earned on the basis of a charge for each use of the equipment.

Results of Operations

    The following table sets forth, as a percentage of revenues, certain items in the Company's statements of operations for the three and nine month periods ended September 30, 1996 and 1997.

                                                                           September 30,
                                                                           -------------
                                                    Nine Months Ended                   Three Months Ended
                                               --------------------------------   ----------------------------
                                                  1996              1997             1996              1997
                                               --------------    --------------   --------------    ----------

Revenues                                          100.0%           100.0%           100.0%            100.0%
Interest discount                                  (8.7)            (4.1)            (7.9)             (3.2)
                                               --------          -------         --------           -------
Net revenues                                       91.3             95.9             92.1              96.8

Cost of revenues                                   33.0             50.4             32.8              57.8
General and administrative expenses                24.3             26.5             24.4              18.9
                                               --------          -------         --------           -------
Income from operations                             34.0             19.0             34.9              20.1

Interest discount included in income                9.3              3.1              7.1               2.7
Other income (expense)                             (5.7)            (2.2)            (9.0)             (1.2)
                                               --------          -------         --------           -------
Income before provision for taxes                  37.6             19.9             33.0              21.6
Provision for income taxes                         18.0              7.6             16.2               8.0
                                               --------          -------         --------           -------
Net income                                         19.6%            12.3%            16.8%             13.6%
                                               ========          =======         ========           =======

Comparisons of the Nine Month Ended September 30, 1997 and 1996

    Revenues for the first nine months of 1997 were $53,358,000 as compared to $20,030,000 for the same period in 1996, an increase of $33,328,000. The primary reasons for the increase were the acquisition of a physician practice management company and the expansion of medical practices under management, which added $22,844,000 of additional revenues, the acquisitions of two medical billing companies, which added $5,185,000 in revenues, and the acquisition of Consumer Health Network in June 1997, which added $2,457,000 in revenues. Finally, the provision of diagnostic imaging equipment and other services to third parties added $2,842,000 of additional revenues for the period.

    Cost of revenues for the first nine months increased to $26,893,000 from $6,598,000 for the same period in 1996, an increase of $20,295,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was primarily attributable to the acquisition of a physician practice management company and the expansion of medical practices under management, which added $15,111,000 of such costs, the acquisitions of two medical billing companies, which added $2,665,000 of additional costs, and the acquisition of Consumer Health Network, which added $816,000 of additional costs. Additionally, cost of revenues also increased $1,703,000 over the same period last year due to the reclassification of certain general and administrative expenses to cost of revenues and increased expenses relating to the provision of MRI equipment and other services to third parties.

    As a percentage of revenues, cost of revenues for the nine-month period increased to 50.4% from 33.0% for the prior year. This decrease in profit margin resulted primarily from a decline in the percentage of the Company's revenues generated by GMMS, a practice with historically high profit margins, and, to a lesser extent, the reclassification of certain general and administrative expenses noted above.

    General and administrative expenses increased to $14,162,000 for the first nine months of 1997 as compared to $4,869,000 for the same period in 1996, an increase of $9,293,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The increase was primarily due to the various acquisitions and medical practice expansions noted above, which added $4,151,000 of such costs over the same period in the prior year. The Company also added an additional $5,142,000 of costs over the same period in the prior year by incurring increased personnel and professional costs of $1,426,000, depreciation and amortization expenses of $1,537,000 and rental and other general office costs $2,179,000.

    Interest expense increased to $4,876,000 for the first nine months from $1,829,000 for the same period in 1996 principally due to interest on (a) $2,000,000 principal amount of Convertible Subordinated Notes issued on March 20, 1996, (b) $40,250,000 principal amount of First Series Debentures issued on June 5, 1996, (c) $3,000,000 principal amount of Convertible Subordinated Notes issued on July 5, 1996, (d) $28,750,000 principal amount of Second Series Debentures issued on December 5, 1996 and (e) $10,000,000 of borrowings incurred under a line of credit, $5,000,000 in February 1997 and $5,000,000 in May 1997.

    Interest, dividend and other income for the first nine months of 1997 increased to $2,820,000 from $687,000 for the same period in the prior year. The primary reasons were the increased earnings on higher cash balances and marketable securities which resulted from various debt and equity issuances, as well as increased gains on the sale of marketable securities.

    Gain on partial equity disposition represents a gain of $850,000 on the sale of a 40% equity interest in CMI Capital Corporation, a then wholly owned subsidiary of the Company, for $5,000,000.

Comparisons of the Three Months Ended September 30, 1997 and 1996

    Revenues in the current quarter were $20,215,000 as compared to $8,767,000 for the same period in 1996, an increase of $11,448,000. The primary reasons for the increase were the acquisition of a physician practice management company and the expansion of medical practices under management, which added $6,531,000 of additional revenues, the acquisitions of two medical billing companies, which added $1,998,000 in revenues, and the acquisition of Consumer Health Network in June 1997, which added $1,904,000 in revenues. Finally, the provision of MRI equipment and other services to third parties added $1,015,000 of additional revenues for the period. The Company's revenues generated from GMMS for the third quarter, however, decreased primarily due to the Company's analysis of the value of GMMS's patient service receivables, which collateralize the Company's management fees.

    Cost of revenues for the third quarter increased to $11,691,000 from $2,873,000 in 1996, an increase of $8,818,000. The increase in cost of revenues was primarily attributable to the acquisition of a physician practice management company and the expansion of medical practices under management, which added $6,589,000 of such costs, the acquisitions of two medical billing companies, which added $651,000 of additional costs, and the acquisition of Consumer Health Network, which added $730,000 of such costs. Additionally, cost of revenues also increased $848,000 over the same period last year due to increased expenses relating to the provision of MRI equipment and other services to third parties.

    As a percentage of revenues, cost of revenues for the third quarter of 1997 increased to 57.8% from 32.8% for the same period in the prior year. This decrease in profit margin resulted primarily from a decline in the management fees charged to GMMS during the period notwithstanding an increase in the cost of revenues attributable to GMMS, as well as the lower profit margins generated by the Company's services provided to certain new and rapidly expanding full service clients.

    General and administrative expenses for the third quarter increased to $3,818,000 in 1997 from $2,138,000 for the same period in 1996, an increase of $1,680,000 or 78.6%. The increase was primarily due to the various acquisitions and medical practice expansions noted above, which added $985,000 of such costs over the same period in the prior year. The Company also added an additional $695,000 of costs over the same period in the prior year by incurring increased personnel and professional costs, depreciation and amortization expenses and rental and other general office costs.

    Interest expense increased to $1,683,000 from $1,234,000 in 1996 principally due to interest on $28,750,000 principal amount of Second Series Debentures issued on December 5, 1996 and $10,000,000 of borrowings incurred under a line of credit, $5,000,000 in February 1997 and $5,000,000 in May 1997.

    Interest, dividend and other income for the third quarter increased to $584,000 from $449,000 for the same period in the prior year, increasing at a substantially lower rate than for the first nine months of the year. The primary reason for this lower rate was the decline in cash balances and marketable securities.

    Gain on partial equity disposition represents a gain of $850,000 on the sale of a 40% equity interest in CMI Capital Corporation, a then wholly owned subsidiary of the Company, for $5,000,000.

Liquidity and Capital Resources

    To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been from the proceeds of its initial public offering, its sales of Convertible Subordinated Notes, First Series Debentures, Second Series Debentures, common shares and a line of credit. At September 30, 1997, the Company had working capital of $64,234,000. In October 1997, the Company received $5,000,000 from the sale of its 8% Notes.

    The Company's full service clients are liable to the Company for management fees regardless of whether the client receives payment for the medical services rendered. However, the Company has historically deferred collecting amounts owed to it when full service clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients, particularly GMMS, remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at September 30, 1997 was 350 days. For this reason, at the beginning of 1997, the Company embarked on a program to accelerate collections of receivables owed to its full service clients. This program includes increased manpower and other resources devoted to collection efforts, consolidation of most billing and collection efforts at a centralized facility, and the earlier use of legal counsel for collection of workers' compensation and no-fault automobile receivables.

    Net cash used for operating activities in the first nine months of 1997 was $26,026,000, principally due to an increase in accounts receivable of $32,748,000. Accounts receivable increased primarily due to acquisitions and expansion of medical practices under management. During the first three quarters of 1997, the Company used $40,018,000 of cash and issued $8,485,000 of its common shares to complete acquisitions. During the period, the Company also made capital expenditures of $10,873,000 (compared to $1,540,000 in the first nine months of 1996), primarily for the acquisition of MRI and other diagnostic equipment and the refurbishment and expansion of the offices provided to its full service clients.

    During the first nine months of 1997, the Company funded its operating cash flow deficit, acquisitions and capital expenditures primarily through (a) a reduction in the Company's cash and cash equivalents, (b) a net reduction in marketable securities and (c) $10,000,000 of borrowings incurred under a line of credit.

    At September 30, 1997, $54,166,000, or 59.5%, of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient services receivables due to GMMS with a face amount of $72,932,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. On a quarterly basis, the Company reviews, based on estimated rates of collection for each class of patient service and estimated allowances for uncollectible balances, the adequacy of GMMS's collateral. From January 1, 1992 through September 30, 1997, GMMS billed its patients and third-party payors an aggregate of $121,050,000, of which $45,821,000, or 37.9%, had been collected by September 30, 1997. In order for GMMS's patient receivables outstanding at September 30, 1997 to cover the Company's management fees owed by GMMS at that date, 74.3% of such patient receivables must be collected, representing an overall collection rate of 82.6% on GMMS's billings through September 30, 1997.

    More specifically, at September 30, 1997, $24,735,000, or 33.9%, of GMMS's total patient service receivables were generated through the performance of medical services for which GMMS will be paid only upon the successful resolution of negligence claims by the patients against third parties, either through a judicial determination or settlement. From January 1, 1992 to September 30, 1997, GMMS billed approximately $30,024,000 of such receivables, of which $4,428,000, or 14.7%, had been collected by September 30, 1997. In measuring the adequacy of such receivables as collateral for the Company's management fees to GMMS, the Company has estimated that it will collect, on behalf of GMMS, approximately 55% of these outstanding receivable balances. The Company estimates, based upon industry factors and GMMS's historical collection experience prior to its association with the Company, that the entire collection process for these contingent claims generally ranges from one to seven years. Since 1994, however, the percentage of cases resolved within two years of providing service has declined, which may result in an even longer collection cycle or a lower rate of collection. The Company believes that this decline is the result of payors more consistently deferring settlement of these matters until just prior to trial.


    In evaluating the adequacy of its collateral from GMMS, the Company considers historical collection patterns important. The Company, however, also believes that the ultimate collection of receivables is dependent on its ability to improve its billing and collection process and its relations with third-party payors. The Company believes that it can achieve the higher collection rate necessary to assure that the Company's management fees to GMMS are paid in full for several reasons: (i) the collection cycle for an important portion of these receivables, particularly for the contingent receivables described above, can be as long as seven years and thus payments will continue to be received in future periods, (ii) since the beginning of 1997, as discussed above, the Company has committed substantial resources to consolidate and increase its collection efforts and (iii) a recent New York Court of Appeals decision may expedite the collection of patient receivables from third-party payors under automobile no-fault insurance policies and perhaps improve the rate of collection. Accordingly, the Company's estimate of future collections reflects not only historical results, but also the impact of the improved collection processes and the increased resources being applied to this effort. There can be no assurance, however, that the Company will be able to achieve a collection rate necessary to assure that the Company's management fees to GMMS are paid in full. The inability of the Company to collect a significant portion of its management fees owed by GMMS could have a material adverse effect on the Company.

    In October 1997, the Company purchased a physician practice management company for $4,250,000 of which $500,000 was paid in cash at closing and $500,000 will be paid, subject to certain conditions, in January 1998. The balance of the purchase price was paid in common shares.

    In November 1997, the maturity of the Company's $10,000,000 line of credit was extended from November 12, 1997 to January 12, 1998. If not repaid on or before the maturity date, the Company would seek to renegotiate the line of credit.

    The Company expects its cash, cash equivalents and marketable securities and the proceeds from the issuance of debt and equity securities to be sufficient to meet its current working capital requirements through at least the end of 1998.


Item 4.   Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on July 16, 1997 at which shareholders of the Company voted as follows:

Appointment of Arthur Andersen, LLP as independent auditors for the Company.

         For              Against            Abstain
         ---              -------            -------
         9,193,211        401                46,481

Approval of amendment to the Company's 1995 Stock Option Plan increasing the number of options available for issuance from 700,000 to 1,700,000.

         For              Against            Abstain              Not Voted
         ---              -------            -------              ---------
         7,671,169        372,446            28,882               1,167,596

    The Company held a Special Meeting of Shareholders on September 30, 1997 at which shareholders of the Company voted as follows:

Approval of an amendment to the Company's Certificate of Incorporation increasing the number of common shares authorized for issuance from 20,000,000 to 40,000,000.

         For              Against            Abstain
         ---              -------            -------
         8,524,991        101,719            9,992

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Exhibit No.                Description
         -----------                -----------

             3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registration Statement No. 33-97894)

             3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to
                                    Exhibit 3.2 of Registration Statement No.
                                    33-97894)

             3.3                    Certificate of Amendment to Certificate of
                                    Incorporation

            11                      Computation of Earnings per Share

            27                      Financial Data Schedule

    (b)  Reports on Form 8-K

    The Company filed the following reports on Form 8-K/A during the quarter ended September 30, 1997.

         Date                       Item Reported
         ----                       -------------

         September 2, 1997 Item 2.  Acquisition or Disposition of Assets

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMPLETE MANAGEMENT, INC.
                                 ----------------------------------------------
                                               (Registrant)



Date:    November 14, 1997                 /s/ STEVEN RABINOVICI
         -----------------       ----------------------------------------------
                                             Steven Rabinovici
                                     Chief Executive Officer and Chairman



Date:    November 14, 1997                 /s/ ARTHUR GOLDBERG
         -----------------       ----------------------------------------------
                                             Arthur Goldberg
                                Senior Executive Vice President, Chief Financial
                                               Officer and Director


Date:    November 14, 1997                 /s/ ALAN GOLDSTEIN
         -----------------       ----------------------------------------------
                                             Alan Goldstein
                                 Chief Accounting Officer and Vice President -
                                                Finance