Form 10-Q/A
period 1997-06-30
COMPLETE MANAGEMENT INC
filed 1997-12-16
CIK 1002063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-2

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to __________________

Commission File Number: 0-27260

                           COMPLETE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                  New York                             11-3149119
----------------------------------------    ------------------------------------
   (State or other Jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   254 West 31st Street, New York, NY                  10001-2813
----------------------------------------    ------------------------------------
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

                               Index to Form 10-Q/A-2

                                  June 30, 1997

PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at December 31, 1996
           and June 30, 1997................................................3

           Condensed Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1997..........................4


           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 1996 and 1997..............................5


           Notes to Condensed Consolidated Financial Statements.............6-8

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................9-11

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................11

SIGNATURES..................................................................12

                          Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements

                            COMPLETE MANAGEMENT, INC.
                      Condensed Consolidated Balance Sheets

                                                                 December 31,   June 30,
        Assets                                                       1996         1997
                                                                 ------------  ---------
                                                                     (in thousands)
Current assets:
    Cash and cash equivalents                                      $  40,138   $  20,341
    Marketable securities                                             32,467      15,022
    Notes receivable from a related party                              1,987       1,914
    Accounts receivable, net of $489 and $1,941, respectively         26,182      51,460
    Short term investments                                             1,811       1,411
    Prepaid expenses and other current assets                            974       1,829
                                                                   ---------   ---------
        Total current assets                                         103,559      91,977
Long-term portion of notes receivable from a related party               171         196
Long-term portion of accounts receivable from a related party,
    net of $1,605 and $1,373, respectively                            26,327      31,727
Property and equipment, net of $2,936 and $4,251, respectively         7,093      13,302
Intangible assets, net of $567 and $1,036, respectively               21,610      32,350
Debt issuance cost                                                     7,219       6,932
Other assets                                                             370       7,075
                                                                   ---------   ---------
        Total assets                                               $ 166,349   $ 183,559
                                                                   =========   =========

        Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                          $   4,256   $   5,419
    Income taxes payable                                               3,804       2,986
    Deferred income taxes -- current                                   1,165          --
    Current portion of capital lease obligations                         672         898
    Current portion of long-term debt                                    535      10,238
                                                                   ---------   ---------
        Total current liabilities                                     10,432      19,541
Deferred income taxes                                                  9,292       9,478
Deferred rent                                                            149         143
Capital leases                                                         1,717       1,489
Long-term debt                                                           255         172
Convertible subordinated debentures                                   74,000      74,000
Shareholders' equity:
    Preferred shares, $.001 par value:
        Authorized 2,000,000 shares, issued and outstanding, none         --          --
    Common stock $.001 par value:
        Authorized, 20,000,000 shares, issued and outstanding,
          10,046,471 and 10,426,667, respectively                         10          10
    Paid-in capital                                                   58,270      62,882
    Retained earnings                                                 12,491      16,294
    Unrealized loss on marketable securities available for sale         (267)       (450)
                                                                   ---------   ---------
        Total shareholders' equity                                    70,504      78,736
                                                                   ---------   ---------
          Total liabilities and shareholders' equity               $ 166,349   $ 183,559
                                                                   =========   =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.

                   Condensed Consolidated Statements of Income

                                          Six months ended June 30,  Three months ended June 30,
                                          -------------------------  ---------------------------
                                            1996             1997       1996             1997
                                          --------         --------   --------         --------
                                                  (in thousands, except per share data)
Revenues:
    Non-related parties                   $    343         $ 20,647   $    200         $ 12,138
    Related party                           10,920           12,496      5,863            5,622
                                          --------         --------   --------         --------
         Total                              11,263           33,143      6,063           17,760

Interest discount                           (1,056)          (1,549)      (541)            (697)
                                          --------         --------   --------         --------
Net revenues                                10,207           31,594      5,522           17,063

Cost of revenues                             3,725           15,116      2,000            9,384
General and administrative expenses          2,731           10,430      1,408            4,615
                                          --------         --------   --------         --------
                                             6,456           25,546      3,408           13,999

Income from operations                       3,751            6,048      2,114            3,064

Other income (expense):
    Interest discount included in income     1,236            1,129        649              556
    Interest expense                          (596)          (3,193)      (447)          (1,659)
    Interest and dividend income               239            1,790        123            1,007
    Other income (expense)                      --              445         --              436
                                          --------         --------   --------         --------
Total other income (expense)                   879              171        325              340

Income before provision for taxes            4,630            6,219      2,439            3,404
Provision for income taxes                   2,191            2,416      1,110            1,313
                                          ========         ========   ========         ========
Net income                                $  2,439         $  3,803   $  1,329         $  2,091
                                          ========         ========   ========         ========

Primary net income per share              $   0.32         $   0.37   $   0.17         $   0.20
Weighted average number of
    shares outstanding                       7,617           10,405      7,796           10,437

Fully diluted net income per share        $   0.29         $   0.35   $   0.17         $   0.19
Weighted average number of
    shares outstanding                       8,273           15,735      8,050           15,772

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                 Condensed Consolidated Statements of Cash Flows

                                                             Six months ended June 30,
                                                            ---------------------------
                                                              1996            1997
                                                            --------           --------
Operating activities                                              (in thousands)
Net income                                                  $  2,439           $  3,803
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                655              2,185
    Discount of accounts receivable, net of amortization        (180)               421
    Provision for deferred income taxes                        1,867                 --
    Gain on sale of marketable securities                         --               (361)
    Write-off of original issue discount                         238                 --
    Changes in operating assets and liabilities:
       Notes receivable from a related party                  (1,392)                33
       Accounts receivable                                    (8,256)           (25,755)
       Prepaid expenses and other current assets                (455)              (728)
       Accounts payable and accrued expenses                    (964)               799
       Other assets                                             (153)               232
       Income taxes payable                                      185             (1,609)
                                                            --------           --------
Net cash used in operating activities                         (6,016)           (20,980)
Investing activities
Purchase of property and equipment                            (1,933)            (6,080)
Businesses acquired                                               --             (9,815)
Loans advanced to acquire businesses                              --            (12,873)
Proceeds from short-term investments                              --                400
Purchase of marketable securities                            (43,344)           (50,648)
Proceeds from sale of marketable securities                   20,822             70,625
                                                            --------           --------
Net cash used in investing activities                        (24,455)            (8,391)
Financing activities
Proceeds from issuance of common shares, net of
    underwriters' commission and expenses                     16,380                 --
Proceeds from exercise of options and warrants                    --                127
Payments of registration costs of common shares               (2,543)              (279)
Proceeds from issuance of subordinated debentures and
    notes, net of underwriters' commission and expenses       38,144                 --
Deferred note issuance costs                                    (575)              (275)
Payments of long-term debt, net                                  (11)              (325)
Proceeds from (payments of) capital lease obligations            490               (306)
Proceeds from bank line of credit                                 --             10,132
Cash acquired in merger                                          104                500
Repayment of notes payable                                    (1,000)                --
                                                            --------           --------
Net cash provided by financing activities                     50,989              9,574
                                                            --------           --------
Net increase (decrease) in cash and cash equivalents          20,518            (19,797)
Cash and cash equivalents, beginning of period                    --             40,138
                                                            --------           --------
Cash and cash equivalents, end of period                    $ 20,518           $ 20,341
                                                            ========           ========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                $    413           $  3,159
    Taxes                                                        138              3,921
  Non-cash financing activities:
    Capital stock issued for acquisitions                   $ 15,267           $  4,765

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

      The following unaudited tabulation sets forth the operating results of GMMS for the three and six months ended June 30, 1996 and of GMMS and other client practices for the six months ended June 30, 1997. GMMS and the other client practices are entities separate from the Company and the amounts reflected below are not included in the consolidated results of operations of the Company or its subsidiaries except for the management fees related to general medical services and diagnostic imaging.

(In thousands)                                         Six months ended June 30,
                                                       -------------------------
                                                        1996             1997
                                                      --------         --------
                                                             (Unaudited)
Services rendered                                     $ 13,858         $ 45,005
Contractual allowances                                    (963)          (8,225)
                                                      --------         --------
Net medical service fees                                12,895           36,780
Less expenses:
   Management fees                                      10,919           24,842
   Medical personnel payroll                             1,736            8,395
   Other                                                   493            4,141
                                                      --------         --------
      Total expenses                                    13,148           37,378

                                                      --------         --------
Net income                                            $   (253)        $   (598)
                                                      ========         ========

Fees to related party                                 $ 10,919         $ 12,495
Fees to non-related parties                                 --           12,347
                                                      --------         --------
   Total management fees                              $ 10,919         $ 24,842
                                                      ========         ========

                            COMPLETE MANAGEMENT, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997

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

                            COMPLETE MANAGEMENT, INC.

                                  June 30, 1997

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

                                                    1996         1997
                                                   ------       ------
       Net income per share:
             Basic                                 $ 0.33       $ 0.38
             Diluted                               $ 0.29       $ 0.35

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

      Net cash used for operating activities in 1997 was $20,980,000, principally due to an increase in Accounts Receivable of $25,755,000. Clients are liable for payment of the Company's management fees. Nonetheless, the Company has embarked on a program to accelerate collections of receivables of the various client practices, which in general provide the funding to pay the management fees outstanding to the Company. This program includes earlier referrals to legal processes in the case of workmen's compensation and no fault claims for GMMS as well as increased manpower and other resources devoted to collection efforts for GMMS and other client practices. It is anticipated that these measures will begin to demonstrate their effectiveness within the next two quarters.

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

      In keeping with the Company's goal of growth through acquisition, throughout the quarter the Company has assisted its clients in completing several acquisitions or made acquisitions directly through wholly owned subsidiaries. Additional client related acquisitions totaled $4,161,000 of which $3,396,000 was paid in cash and the balance in CMI stock. The Company acquired Consumer Health Network ("CHN"), a Preferred Provider Organization ("PPO") on June 17th for $10,433,000 of which $6,433,000 was paid in cash with the balance in stock.

      Additionally, in June 1997, the Company entered into a management agreement with a board certified pain management practice. Subsequent to this agreement, in July 1997, the Company assisted one of its existing clients in completing the acquisition of this practice for $9,000,000 of which $5,600,000 was paid in cash and the balance in CMI stock.

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

                                          COMPLETE MANAGEMENT, INC.
                              --------------------------------------------------
                                                (Registrant)

Date: December 16, 1997                    /s/ STEVEN RABINOVICI
      ---------------------   --------------------------------------------------
                                             Steven Rabinovici
                                    Chief Executive Officer and Director

Date: December 16, 1997                     /s/ ARTHUR GOLDBERG
      ---------------------   --------------------------------------------------
                                              Arthur Goldberg
                              Senior Executive Vice President, Chief Financial
                                            Officer and Director

Date: December 16, 1997                      /s/ ALAN GOLDSTEIN
      ---------------------   --------------------------------------------------
                                               Alan Goldstein
                                  Chief Accounting Officer and Controller