Form 10-K
period 1997-12-31
COMPLETE MANAGEMENT INC
filed 1998-03-31
CIK 1002063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      (Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 1997 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  __________________to_____________________

                         Commission file number 0-27260

                            COMPLETE MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                   11-3149119
              --------                                   ----------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

     254 West 31st Street, New                           10001-2813
     -------------------------                           ----------
              York, NY                                   (Zip Code)
  (Address of Principal Executive
              Offices)

Registrant's telephone number, including area code (212) 273-0600
                                                   --------------
Securities registered under Section 12(b) of the Act:

        Title of Each Class                      Name of Exchange on Which
        -------------------                      -------------------------
      Common Shares, par value                           Registered
          $.001 per share                          New York Stock Exchange

Securities registered under Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      Indicate by check mark if disclosure of delinquent files in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[ ]

      The aggregate market value of the Common Shares of the registrant held by non-affiliates of the registrant, based on the closing price on March 27, 1998, was $112,938,316.

      As of March 27, 1998, the registrant had a total of 14,035,542 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE   None

Forward Looking Statements

      When used in this Annual Report on Form 10-K, the words "may," "will," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

      In particular, in connection with certain past acquisitions and the entry into long-term physician practice management agreements the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the healthcare industry in general and the physician practice management business in particular are undergoing significant changes, making the Company particularly susceptible to various factors that may affect future results, such as the following: risks relating to the Company's growth strategy; risks relating to the integration in connection with the acquisitions; risks relating to capital requirements; identification of growth opportunities; control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulations; risks relating to healthcare reform and proposed legislation; and possible volatility of stock price.

                                     PART I

Item 1. Business.

General

      Complete Management, Inc., a New York corporation ("CMI" and, together with its subsidiaries, the "Company"), was incorporated on December 30, 1992. From the time of its incorporation through March 31, 1993, the Company had no operations. The Company commenced operations in April 1993 when it entered into a management agreement with its initial client, Greater Metropolitan Medical Services ("GMMS"), a multi-specialty medical practice that specializes in the evaluation, diagnosis and treatment of injured patients. In December 1995, simultaneous with its initial public offering, the Company agreed to merge with Medical Management, Inc. ("MMI"), a company that then had a common control group with the Company and owned and provided administrative support for magnetic resonance imaging ("MRI") and other diagnostic imaging equipment to GMMS and others. On October 2, 1996, the Company acquired Advanced Alliance Management Corp., a physician practice management company operating in the Hudson Valley region, through a merger into a wholly owned subsidiary of the Company. On June 17, 1997, the Company acquired Consumer Health Network, Inc. ("Consumer Health Network"), a preferred provider organization ("PPO") operating in New Jersey.

      The Company currently provides physician practice management services to medical practices and hospitals located in the New York metropolitan area, particularly New York City, Long Island, the Hudson Valley region and portions of New Jersey and Connecticut. The Company's services range from managing all non-medical aspects of its clients' businesses to providing limited non-medical services, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment at seven hospitals. The Company also owns Consumer Health Network, a PPO operating in New Jersey and, to a more limited extent, New York and Connecticut. Consumer Health Network is the largest PPO in New Jersey.

      At December 31, 1997, the Company's full service clients employed 201 physicians and other health care providers, its partial service clients employed approximately 1,100 physicians and other health care providers and Consumer Health Network had under contract approximately 13,040 physicians and other health care providers and 120 hospitals. As a result, the Company estimates that it provides services to almost 20% of the physicians in the New York metropolitan area. The Company does not, however, provide any type of medical, diagnostic or treatment services; rather, these services are provided by the Company's clients.


Physician Practice Management Industry

      The Health Care Financing Administration ("HFCA") estimates that healthcare spending in the United States was approximately $1 trillion in 1995, with physician fees approximating 20% of these expenditures. As concerns over the level of these expenditures have increased, the traditional fee for service reimbursement model, which is generally believed to contribute to cost increases at rates greater than inflation, is being replaced by alternative reimbursement models, including capitated and other fixed fee arrangements. These alternative models, which were developed by managed care organizations, focus on providing quality healthcare in a cost effective manner.

      As a result of these alternative models, reimbursement rates and therefore overall physician compensation has been declining in recent years. Smaller practices have limited ability to negotiate with payors and do not have the information systems necessary to enter into and manage capitated fee and other risk-sharing contracts with payors. In addition, smaller practices tend to have limited administrative capacity, restricted ability to coordinate care across a variety of specialties to implement disease management programs efficiently, limited capital to invest in new clinical equipment and technologies, and limited negotiating leverage with vendors of medical supplies. In response to the foregoing factors and in order to combat declining income, individual physicians and small group practices are increasingly affiliating with large group practices and physician practice management companies.

      The Company believes that significant opportunities exist in the consolidating healthcare industry to assist physicians in managing the administrative aspects of group practices and networks and in bidding for service contracts with managed care providers. The Company also believes its integrated physician practice and network management services will enable physicians to more effectively control both the quality and cost of healthcare.

New York Market

      The Company believes that several attributes of the New York metropolitan area present an attractive growth opportunity for the Company. This market is one of the largest domestic healthcare markets and is highly fragmented with a substantial majority of the approximately 73,000 physicians in this market currently practicing alone or with one other physician. The Company also believes that the primary force driving physicians to affiliate with large group practices similar to those managed by the Company or with physician practice management companies is the level of managed care penetration, because as managed care penetration increases, managed care organizations gain additional leverage to reduce physician reimbursement and seek capitation and other risk sharing arrangements. Although managed care penetration in New York has lagged behind the rest of the country, it has rapidly increased from 18.2% of the insured population in 1993 to 27.9% in 1996. In addition, the expiration of New York's Prospective Hospital Reimbursement Methodology regulations on January 1, 1997 now enables providers and third party payors to negotiate inpatient fees directly with hospitals. Prior to this change, only health maintenance organizations could negotiate discounts from mandated hospital reimbursement rates.


Growth Strategy

      The Company's goal is to expand its position as a leader in the management of physician practices in the New York metropolitan area by implementing an aggressive growth strategy. The Company's growth strategy is intended to enable its medical practice clients to offer patients cost-effective medical care within an integrated practice offering a broad range of services. The Company believes that such a strategy should, in turn, enhance its clients' revenue opportunities and increase the profitability of their practices. The key elements of the Company's strategy are:

o Focus on the New York Market. The Company is focused on providing services to physicians and other health care providers in the New York metropolitan area. This market is one of the largest domestic healthcare markets and is highly fragmented with a substantial majority of the physicians in this market practicing alone or with one other physician. Because of the size and fragmentation of the market, the Company believes that the New York market represents an attractive opportunity for the development of physician practice management companies.

o Increase Number of Physicians Employed by Full Service Clients through Acquisitions and Internal Expansion. The Company seeks to increase the number of physicians to which it provides full management services by acquiring physician practice management companies and assisting its clients in expanding their medical practices. The Company works with its full service clients to formulate strategies to achieve growth through either acquisitions, internal expansion, or a combination thereof, and then provides these clients with the capital and expertise necessary to execute these strategies. The Company also has developed standard procedures for identifying and valuing acquisition targets. Since July 1996, the Company has completed or assisted its clients in completing 32 transactions.

o Assist Full Service Clients in Developing Multi-Specialty Practices Offering a Full Range of Ancillary Tests and Services. Managed care payors have changed referral patterns by making primary care physicians "gate-keepers" who control patient referrals to both specialty care physicians and ancillary tests and services, such as diagnostic imaging, laboratory testing and physical therapy. Additionally, federal and state laws sharply limit the ability of physicians to receive remuneration from persons or entities to whom they refer patients. As a result, the Company's strategy is to assist its full service clients in developing practices that (i) employ both primary care physicians and the specialty care physicians to whom they most often refer patients and (ii) offer in-office capabilities to provide ancillary tests and services. The Company believes that by expanding the revenue base of a full service client to capture a greater portion of the fees related to a patient's treatment, the client can increase its profitability.

o Implement Enterprise-Wide Advanced Information Systems. The Company is currently investing in updated management information systems which provide standard reporting functions and allow for collection and analysis of patient specific data. The Company believes that an integrated, enterprise-wide automated and standardized information system will support a higher level of efficiency for its clients' medical personnel and also lead to faster and more complete collections of fees. The Company has begun implementing an electronic physician practice management system and expects to determine, by the end of 1998, whether to implement an electronic medical record system designed to automate patient charts and other care-giving activities.

o Continue the Expansion of Consumer Health Network throughout the New York Metropolitan Area. The Company is seeking to expand Consumer Health Network into New York and Connecticut. These efforts are designed to offer managed care payors a broad range of medical services across the metropolitan area. The Company believes that Consumer Health Network is well positioned to offer payors various reimbursement arrangements, including discounted fee-for-service and full and partial capitation.

Acquisition Program

      The Company seeks to acquire or assist its clients in acquiring businesses or medical practices that offer quality healthcare services, an opportunity for internal growth through capturing additional revenues and an ability to coordinate patient care with the medical practices of existing clients. Since January 1, 1996, the Company has completed, or assisted its clients in completing, 32 acquisitions, including physician practice management companies ("PPMs"), medical practices and other physician focused businesses. An overview of the Company's and its clients' acquisitions is provided below

Business Services

Date            Company                                 Description
----            -------                                 -----------
1/96   Medical Management, Inc.            Owner and provider of administrative
                                           support for diagnostic imaging
                                           equipment

7/96   Penta Automation Resources, Inc.    Provider of billing and collection
                                           services for physicians

7/96   Intertech Corporation               Provider of billing and collection
                                           services for hospitals

6/97   Consumer Health Network, Inc.       Preferred Provider Organization

10/97  Tri-County Mobile MRI LP            Owner and provider of administrative
                                           support for diagnostic imaging
                                           equipment

Physician Practice Management Companies and Physician Practices

  Date   Description              Physicians*  Focus
  ----   -----------              -----------  -----
  8/96   PPM                           5       Industrial medicine
  8/96   Specialty care                2       Neurology
  8/96   Primary care                 10       Internal medicine
 10/96   PPM                          30       Radiology
 11/96   PPM                           9       Internal medicine
 12/96   Primary care                  2       Internal medicine
 12/96   Primary care                  1       Internal medicine
 12/96   Primary care                  1       Internal medicine
  1/97   Primary/Specialty care        7       Urgent care/Radiology/Dermatology
  1/97   Primary care                  9       OB/Gyn/Pediatrics
  2/97   Primary care                  2       Internal medicine
  2/97   Specialty care                1       Neurology
  3/97   Primary care                  3       Pediatrics
  3/97   Specialty care                2       Physiatry
  4/97   Primary care                  2       OB/Gyn
  5/97   Primary care                  1       Family practice
  6/97   Primary care                  2       OB/Gyn
  6/97   Primary care                  8       OB/Gyn
  7/97   Specialty care                2       Pain management
 10/97   PPM                          14       Internal medicine/Urgent care
 10/97   Primary care                  1       Pediatrics
 11/97   Primary care                  1       Internal medicine
 11/97   Primary care                  1       Pediatrics
 11/97   Primary care                  1       Surgery
 12/97   Primary care                  1       Internal medicine
 12/97   Primary care                  1       Pediatrics
 12/97   PPM                           6       Radiology

------------------
* As of the date of acquisition.

Full Service Practice Management Services

      The Company provides a broad range of practice management services to its full service clients for the efficient and profitable operation of medical practices. These services encompass substantially all the non-medical aspects of its clients' operations and are designed to allow physicians to focus greater attention on the care and treatment of their patients. The principal areas of the Company's services include:

      Billing and Collections. The Company prepares bills and submits them to third-party payors on behalf of its clients. Regular follow-up bills are then sent, as necessary, to assist in the collection process. At the beginning of 1997, the Company embarked on a program to accelerate the collection of patient service receivables owed to its full service clients. This program includes increased manpower and other resources devoted to collection efforts, consolidation of the Company's billing and collection efforts at a centralized facility, and the earlier use of legal counsel for collection of workers' compensation and no-fault automobile receivables.

      Personnel. The Company employs and trains all the non-medical personnel serving its full service clients' practices. This service eliminates the client's need to hire, train and supervise non-medical employees, as well as process the tax, insurance and other documentation associated with an employment relationship.

      Administrative Services. The Company assists in the scheduling of patient appointments, the purchasing of medical supplies and equipment and the handling of reporting, accounting, processing and filing systems. Additionally, the Company provides its full service clients with timely management reports, which include activity data, collection status and other management information useful for the operation of their medical practices.

      Consulting Services. The Company develops, in conjunction with its full service clients, plans to enable such clients to increase the revenues and profitability of their medical practices. Strategies implemented by clients include: (i) increasing the evaluation, diagnostic and treatment services offered; (ii) integrating other specialties into their medical practices; (iii) establishing additional offices; and (iv) acquiring other medical practices to implement one or more of the foregoing.

      Access to Capital. The Company provides capital to its full service clients to permit them to acquire other medical practices and to develop, equip and expand their existing medical practices.

      Diagnostic Imaging Services. The Company, where appropriate, assists its full service clients in establishing MRI and other diagnostic imaging capabilities within their medical practices. The Company processes all applications required for filing with regulatory authorities, finances the acquisition of equipment, oversees its installation and then manages its operation.

      Offices; Equipment. The Company leases office space and equipment for its full service clients. The Company oversees, manages and finances construction, decorating and other improvements to its clients' offices and assists its clients in site selection. The Company also advises its clients on improving, updating, expanding or adapting to new technology.

      Regulatory Compliance. The Company advises its full service clients on regulatory compliance in those areas applicable to each client's medical practice area. The advice is designed to ensure that such client is notified of regulatory changes and operates in compliance with applicable laws and regulations.

      Cost Saving Programs. Based on available volume discounts, the Company seeks to obtain favorable pricing for medical supplies, equipment, pharmaceuticals and other inventory for its full service clients.

      Marketing Strategies. The Company consults with its full service clients on the development of marketing strategies including running advertisements in newspapers and periodicals, suggesting which managed care plans (typically PPOs and HMOs) the physicians should join and performing community educational activities. While the Company advises its clients with respect to these marketing issues, it does not directly engage in sales or marketing activities on behalf of its clients.


Partial Service Clients

      The Company provides its partial service clients with billing and collection services and, in some cases, transcription and temporary staffing services. As is customary in the billing industry, the Company earns fees for its billing and collection services based on varying percentages of collections according to the type and age of the receivables. The Company obtained its first partial service clients with its acquisition of two billing and collection service companies in July 1996. The Company believes that partial service clients may provide the Company with an entree into physician practices that could later become full service clients. At December 31, 1997, the Company provided these services to medical practices employing approximately 1,100 physicians and other health care providers and to 32 hospitals, primarily their emergency room departments.

Preferred Provider Organization

      In June 1997, the Company acquired Consumer Health Network, a PPO operating in New Jersey and, to a more limited extent, New York and Connecticut. Consumer Health Network is the largest PPO in New Jersey. The Company believes that Consumer Health Network may provide it with an introduction to physician practices that could become full service clients. At December 31, 1997, Consumer Health Network had under contract approximately 13,040 physicians and other healthcare providers and 120 hospitals.

      PPOs are designed to enable their network physicians and other health care providers to expand their patient base by negotiating contracts with self-insured employer groups, union groups, insurance companies and other third-party payors under which those payors will make available the network physicians and other healthcare providers to their enrollees. Consumer Health Network earns fees from third-party payors based primarily on a percentage of the savings generated through use of the network. In order to generate these savings, Consumer Health Network has agreements with healthcare providers to provide services to enrollees on a discounted fee for service basis. See "Business -- Government Regulation -- Corporate Practice of Medicine" and "--Insurance Regulation".


Management of Diagnostic Imaging Services

      In addition to owning and providing administrative support for MRI and other diagnostic imaging equipment used by certain full service clients, the Company owns and manages MRI units in two New York City hospitals and provides a mobile MRI unit to five hospitals in Westchester and Putnam counties. The Company's MRI units are either owned or leased under capital leases. The Company earns fees for providing these services on the basis of a charge for each use of the equipment.


GMMS

      The Company's initial client, GMMS, is a multi-specialty medical practice that specializes in the evaluation, diagnosis and treatment of injured patients. In 1997, 1996 and 1995, 28%, 65% and 100%, respectively, of the Company's gross revenues were generated under management agreements with GMMS. Originally a one-office neurological practice with three physicians, GMMS has grown to 23 healthcare providers. Additionally, GMMS now offers a full range of ancillary tests and services, including diagnostic imaging and physical therapy. The Company believes that GMMS is one of the leading providers of injury-related medicine in the New York metropolitan area.

      As a result of GMMS' focus on injury-related medicine, the charges incurred by a majority of its patients are not covered by commercial health insurance. Instead, these patients are generally covered by two New York State mandated programs: workers' compensation and automobile no-fault insurance. Additionally, GMMS performs medical services for which it will be paid only upon the successful resolution of negligence claims, either through judicial determination or settlement. For the year ended December 31, 1997, 57% of GMMS' revenues resulted from patients covered under workers' compensation or automobile no-fault programs and 22% from contingent claims. As a result of its payor mix, GMMS experiences long collection cycles for its receivables.

      Under a management services agreement with GMMS (the "GMMS Agreement"), the Company furnishes GMMS with a comprehensive range of management services encompassing all non-medical aspects of its medical practice. The Company's fees are related to the services provided and include fees based on the Company's direct costs plus a percentage of these costs, per use fees for MRI equipment and administrative support services, hourly consulting charges and reimbursement of certain overhead expenses. All such fees are subject to periodic upward readjustment, based on specified formulae or procedures. To the extent permitted by applicable laws, management fees due from GMMS are collateralized through the assignment, on a full recourse basis, of GMMS's accounts receivable balances. The GMMS Agreement gives the Company a right to purchase the medical practice of GMMS at its then fair market value in the event that New York State permits the practice of medicine by a public corporation without the need to apply for a certificate of need ("CON"). The GMMS Agreement expires in June 2025.

      GMMS is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. The transfer of ownership of a majority of GMMS shares to anyone other than Dr. Shields or Dr. Irving Friedman (a 5% owner of GMMS) constitutes an assignment under the GMMS Agreement and may not be made without the consent of the Company.

Information Systems

      The Company is developing, in conjunction with software vendors, an integrated enterprise-wide management information system, which it believes will provide significant value to its client base and allow the Company to more efficiently provide its services. The Company expects that its investment in management information systems will range from approximately $10 to $15 million in the aggregate over the next three years, although the actual amount and timing of the investment will depend upon technological changes, the pace at which the Company adds new clients through its acquisition program and new offices or additional doctors through expansion of its clients, and the Company's cash resources.

      Physician Practice Management System. The Company, in conjunction with Medic Corporation, is implementing a physician practice management system ("PPM System") designed to capture patient, insurance and demographic information at the "point of service". The Company believes that the PPM System will reduce the administrative burden on physicians, thereby allowing them more time for patient care. The PPM System will be designed to generate real time bills to third-party payors. Further, the Company believes that the PPM System will permit it to better assess the operations of the various business units it owns or manages, facilitate the development of a "best practice" operational model, and provide useful feedback to providers and business unit managers. The Company expects to have most of its primary care full service clients' practice sites on the PPM System by the end of 1998. The Company began a pilot program, in which certain key clients are assisting the Company, during the first quarter of 1998.

      Electronic Medical Record System. The Company expects to determine, by the end of 1998, whether to implement an electronic medical record system ("EMR System") to be used by physicians as a clinical management tool. The EMR System will be designed to allow the entry of clinical data on a real time basis at the point of service and provide real time access to a patient's medical history and insurance information, including plan restrictions. The EMR System would also suggest treatment protocols and automatically generate the codes used by insurance carriers and health plans associated with patient diagnosis and procedures. The EMR System, if implemented, would be integrated with the PPM System so that, for example, procedure codes will then be used by the PPM System to generate bills to third party payors.

      Wide Area Network. The Company is expanding its information system and telecommunications capabilities to support the design and implementation of a wide area network ("WAN") to link the Company and its full service and partial service clients and to link physicians at remote locations with their medical practices. The WAN will allow the Company's full service and partial service clients and employees real time and remote access to the Company's PPM System. For example, the WAN would allow physicians to obtain patient clinical information outside of their offices, while on hospital rounds or "on call". The Company expects that the major elements of the WAN will be completed during the first half of 1998.

Management Agreements

The Company and its full service clients are party to long-term management agreements, generally with terms of 30 years. Under these agreements, the Company furnishes its clients with a comprehensive range of management services, including the provision of office space and equipment, non-medical personnel, administrative services, billing, receivables collections and regulatory compliance, which encompass substantially all the non-medical aspects of its full service clients' medical practices. The Company also offers consultation services regarding marketing strategies and provides financing for the expansion of its clients' medical practices. The specific terms and conditions of any particular management agreement vary depending on the negotiations between the Company and its client and the laws of the jurisdiction where the client's medical practice is located.

      The Company receives fees for providing these services under its management agreements based on its direct costs plus either a fixed fee or a percentage of these costs. The Company also receives hourly consulting charges, per use fees when MRI and other diagnostic imaging equipment is provided and, in the case of GMMS, reimbursement of a portion of the Company's corporate overhead expenses. Fixed and percentage fees are subject to periodic upward readjustment after one or two years based on specified formulae or procedures. In addition, if a full service client expands its business, the Company is entitled to increase its fees by its additional costs plus a percentage of such costs.

      Because New Jersey does not prohibit practice management fees based on a percentage of revenues, the fees paid by one of the Company's full service clients is equal to 80% of the practice's revenue.

      To the extent permitted by applicable laws, management fees due from the Company's full service clients are collateralized through the assignment, on a full recourse basis, of such clients' accounts receivable balances.

      The Company's management agreements also give the Company the right to purchase the medical practice of each of its clients, generally for a nominal amount, in the event that the jurisdiction where such practice is located permits the practice of medicine by a public corporation without the need to apply for a certificate of need ("CON") or it otherwise becomes lawful for the Company to acquire and operate such practice.

Third-Party Reimbursement

      The Company's management fees (including lease payments for office space and equipment) are payable to the Company by its clients, as required by applicable legal requirements, without regard to (i) the fees which the client charges its patients for its medical services or (ii) whether the client actually receives payment for its services. The Company's ability to collect its management fees in a timely manner, or at all, is affected by such factors as whether its client is reimbursed for its medical services, the timing of such reimbursement and the amount of reimbursement. Further, patient receivables are also subject to rejection by a third-party payor if, in its judgment, the procedures performed were not medically necessary, the charges exceed such payor's allowable fee standards or the claim forms are completed improperly. The Company's clients are liable to the Company for management fees regardless of whether the client collects payment for medical services rendered. However, the Company has historically deferred collecting amounts owed to it when clients have experienced delays in collecting payments for medical services. Thus, collection by the Company of its management fees may be adversely affected by the inability to collect its clients' medical fees from third-party payors.

      The healthcare industry is undergoing significant change as third-party payors, including governmental payors, increase their efforts to control the cost, use and delivery of healthcare services. Thus, most states, including New York, New Jersey and Connecticut, have taken measures to control or reduce healthcare costs by freezing or reducing the reimbursement rates paid by government sponsored or regulated programs to healthcare providers in their states and the Company believes that further such initiatives are probable. Reductions in Medicare rates often lead to reductions in the reimbursement rates of other third-party payors as well and the Company believes that such further reductions are probable. Further changes in Medicare reimbursement rates, coverage guidelines or other changes in reimbursements by third-party payors to clients of the Company, could have a material adverse affect on the Company's operations and profitability.


Government Regulation

      The healthcare industry is highly regulated by numerous laws and regulations at the federal, state and local levels. Regulatory authorities have broad discretion to interpret and enforce these laws and promulgate corresponding regulations. Violations of these laws and regulations (as determined by agencies or judicial authorities) may result in substantial criminal and/or civil penalties and disqualification from participation in Medicare, Medicaid and other payor programs. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes that its current operations are in material compliance with these laws and regulations. The structure of the Company's relationships with its medical practice and hospital clients is also similar in material respects to that of many firms in the physician practice management industry. Nevertheless, the laws and regulations in this area are extremely complex and subject to changing interpretation.

      The following are among the laws and regulations that affect the Company's operations and development activities:

      Corporate Practice of Medicine; Operation of a Diagnostic Treatment
Center: The laws of New York, New Jersey, Connecticut and various other states prohibit business corporations such as the Company from practicing medicine and employing or engaging physicians to practice medicine. Under New York regulation as well, the exercise by a practice management company of excessive control over the activities of a medical practice could be deemed to be the operation of an unlicensed diagnostic and treatment center. The operation of such a center, however, requires a CON and license, which are not currently available to a public company such as the Company. The Company leases space and equipment to medical practices and hospital clients and provides these clients with a wide-range of non-medical administrative and managerial services. The Company also provides financing for its clients' acquisitions of physician practices. The Company does not, however, employ or supervise physicians or other licensed healthcare professionals, does not represent to the public or to the patients of its clients that it offers or arranges for medical services, and does not exercise influence or control over the practice of medicine by its clients. The Company does not initiate direct contact with its clients' patients except as an agent and at the specific request of its clients, and then does so only for the purpose of rendering non-medical services such as insurance verification, appointment scheduling and collection. The Company does not direct patient referrals or assign patients to particular physicians. The Company is not responsible for patient care services, medical charts or patient records and does not provide any ancillary medical services to patients or determine when patients will be admitted to or discharged from care. The Company does not establish standards of medical practice or policies for its clients, nor ensure adherence to such standards or policies. Moreover, the Company does not determine what charges are to be made to its clients' patients or to the third-party payors, nor are patient care bills payable to the Company, but only to the Company's clients. The Company does not determine how its clients' income will be distributed or the scope of patient care services that its clients will provide. Accordingly, the Company believes that it is not in violation of New York and other state laws prohibiting the corporate practice of medicine or the unlicensed operation of a diagnostic and treatment center. If the Company were determined to be engaged in the corporate practice of medicine or the unlicensed operation of a diagnostic and treatment center, the Company's contractual relationships with its clients could be jeopardized and it could be found guilty of criminal offenses and be subject to substantial civil penalties, including fines and an injunction preventing continuation of its business.

      As a PPO, Consumer Health Network does not provide medical services or employ or engage physicians to practice medicine. However, the New York State Department of Health has taken the position that arranging for health care services constitutes the practice of medicine for purposes of the corporate practice proscriptions and, therefore, only individuals and entities licensed or otherwise legally authorized to provide health care services, such as physicians, professional service corporations, hospitals, HMOs or independent practice associations ("IPA") may arrange for the provision of such services. The arrangements in which Consumer Health Network is engaged in New York are consistent with those of other PPOs operating in New York and the Company does not believe that such activities violate the New York laws prohibiting the corporate practice of medicine. If it were determined that such arrangements violated such New York laws, however, Consumer Health Network could be compelled to restructure its contractual relationships with providers and third party payors in New York, such contractual relationships could be jeopardized and it could be found guilty of criminal offenses and be subject to substantial civil penalties, including fines and an injunction preventing continuation of such relationships in their present form.

      Fee Splitting: New York and various other states prohibit a physician from sharing or "splitting" fees with persons or entities not authorized to practice medicine. In New York, but not in New Jersey or Connecticut, this prohibition precludes the Company from receiving fees based upon a percentage of its clients' gross income or net revenue. Accordingly, the fee structure set forth in the Company's practice management service agreements with its New York clients, including the Company's agreement for the use and management of diagnostic imaging equipment based on a fixed fee per use charge, provides for remuneration based, directly or indirectly, upon the costs and/or estimated fair market value of the services and equipment provided to such clients by the Company. Management fees based on a fixed fee per use charge are subject to scrutiny as to whether the fee represents indirect fee splitting, but are not improper per se. Consistent with standard practices in the billing and collection services industry, the Company's billing services subsidiary does maintain percentage fee arrangements with certain billing and collection services clients. Although counsel for the New York State Department of Health recently opined that a percentage fee arrangement for billing services would violate the prohibition against professional fee splitting, that opinion is inconsistent with prior Department of Health opinions on the subject and long standing industry practice, and the matter is presently being re-examined by an interagency task force convened by the Department of Health. The Company believes, therefore, that such percentage fee arrangements with billing and collection services clients continue to be proper. The Company further believes that its charges to its New York full service clients are not based upon their professional fees or level of income and, accordingly, do not violate fee splitting prohibitions. If such beliefs are incorrect and the Company is determined to be engaged in fee splitting arrangements with its physician clients, such clients could be subject to charges of professional misconduct and penalties ranging from censure and reprimand to revocation of medical license. In addition, the Company could be unable to judicially enforce its fee arrangements with its physician clients, thereby materially adversely affecting the Company.

      Self-Referral Laws: Under the federal Self-Referral Law (the "Stark Law"), certain health practitioners (including physicians, dentist, chiropractors and podiatrists) are prohibited from referring their Medicare patients for the provision of designated health services (including clinical lab, diagnostic imaging, physical therapy and other services) to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. The penalties for violating the Stark Law include, among others, denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme and possible exclusion from the Medicare program. In addition, a state cannot receive federal financial participation payments under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payment under Medicare if Medicare covered the services to the same extent and under the same terms and conditions as under a state's Medicaid plan. Additional penalties of up to $2,000 for each improperly billed service may also be imposed under the Federal Civil Monetary Penalties Law. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental, and services rendered to enrollees of certain prepaid health plans. New York, New Jersey and certain other states have similar self-referral laws, applicable to all third party payors. Each of these state laws varies from the others and from the Stark Law, although certain of the Stark Law exceptions are also available under the New York, New Jersey and other state self-referral laws.

      The U.S. Department of Health and Human Services ("HHS") also has initiated a process to issue advisory opinions as to whether a particular arrangement violates the Stark Law. While the Company has not sought an advisory opinion regarding compliance with the Stark Law or similar state laws, the Company believes that its financial relationships with its health practitioner clients and physicians affiliated with such clients do not fall within the Stark Law or state self-referral laws, do not involve the provision of designated health services by the Company or fit within one of the exceptions in such laws, as the Company is neither a healthcare practitioner in a position to refer patients nor an entity that provides prohibited designated health services. Rather, the Company furnishes management, administrative and financial services to its healthcare practitioner clients who may perform such designated health services. Similarly, although the Company offers stock in the Company to certain physicians associated with the Company's clients, which physicians or clients may be in a position to refer patients for designated health services to other entities which receive management and related services from the Company, the Company believes that such investment interests offered to such physicians either do not fall under the Stark or state self-referral laws or fit within one of the exceptions to the laws. Nevertheless, the interpretation of both the Stark and various state self-referral laws is subject to broad discretion by state and federal regulators and an adverse determination by such regulators could affect the Company's continued ability to offer investment interests to physicians or the ability of such physician investors and/or the medical practices with which such physicians are associated to refer patients to entities that receive management and related services from the Company.

      Further, on January 9, 1998, HFCA published proposed Stark Law regulations which, among other things, focus on the definition of "group practice" as that term is used for purposes of the in-office ancillary services exception (the "Proposed Stark II Regulations"). For example, the Proposed Stark II Regulations provide that (i) generally, a group practice must be a single legal entity; (ii) independent contractor physicians are not considered group practice members and, therefore, cannot supervise the provision of any designated health services for purposes of the in-office ancillary exception; (iii) distribution of income and allocation of expenses within the group practice must be in accordance with methods that are determined prior to the time the group practice has earned the income or incurred the costs; (iv) a group practice member's compensation cannot be directly related to revenues generated by his or her referrals, even if he or she personally provided or supervised the referred service; and (v) the "same building" requirements for purposes of the in-office ancillary services exception do not include services rendered in buildings connected by tunnels or walkways to the group practice nor does it include any services rendered in mobile facilities. Although the Proposed Stark II Regulations do not yet have the full force and effect of law, they provide preliminary guidance regarding HFCA's interpretation of these complex statutory provisions. Accordingly, the Company will be reviewing these proposed regulations in conjunction with the Company's clients to assess whether any changes to the operations of such clients may be appropriate if such regulations are adopted by HFCA in their current form.

      In general, moreover, there can be no assurance that the Company's clients will fully comply with present or future Stark Law or state self-referral law requirements, or that future interpretations or changes to the Stark Law (including its extension to all third-party payors), to similar New York, New Jersey and other state anti-referral laws or regulations or to present or future regulations (including the Proposed Stark II Regulations) promulgated thereunder, will not prohibit or otherwise affect the operations of the Company's clients or the Company's arrangements with its clients and physician shareholders in ways that could materially adversely affect the Company's business.

      Anti-Kickback Laws: The Social Security Act imposes civil and criminal penalties for paying or receiving remuneration (which is deemed a kickback, bribe or rebate) in connection with any federal healthcare program, including Medicare or Medicaid. Violation of this law is a felony, punishable by fines of up to $50,000 per violation and imprisonment for up to five years. This law and related regulations have been broadly interpreted to prohibit the payment, solicitation, offering or receipt of any form of reimbursement in return for the referral of program patients or any item or service that is covered by any federal healthcare program reimbursement. Similar state law prohibitions, not limited to particular payor programs, exist under the laws of New York, New Jersey, Connecticut and other states. Because the breadth of these prohibitions, when read literally, may place many legitimate business relationships into question, the HHS has promulgated various "Safe Harbor" regulations specifying certain relationships and activities that should not violate the federal law and regulations. HHS has also initiated a procedure for issuing advisory opinions with respect to whether a particular arrangement does not violate the anti-kickback statute. The Company does not believe that all of its business practices satisfy each criteria of an applicable "Safe Harbor" provision, nor has it sought an advisory opinion with respect to such practices. Moreover, certain arrangements involving payment of management fees that vary based upon the volume of services provided may be subject to increased scrutiny with respect to remuneration for referral. However, failure of an activity to fully satisfy a "Safe Harbor" provision, or the fact that an arrangement may be subject to scrutiny, does not mean that such activity constitutes a violation of the law; rather the arrangement should be analyzed on the basis of its specific facts and circumstances. The Company believes that its medical practice and hospital client agreements under which it is currently providing management services do not put it in a position to make or induce the referral of patients or services by its clients and that, in any event, the compensation payable to the Company by its clients is unrelated to referrals and is based upon the fair market value of the services and equipment provided to such clients by the Company. Accordingly, the Company believes that these agreements do not violate the federal anti-kickback law or similar state laws. If, however, the Company's management arrangements were found to violate these federal or state laws, the Company and its medical clients could be subject to substantial civil monetary fines and/or criminal sanctions, including a minimum mandatory five year exclusion from participation in any federal healthcare programs, which would materially adversely affect the Company.

      Certificate of Need: In the case of the Company's MRI units, New York, New Jersey and several other states have laws and regulations that require hospitals to obtain a CON to establish an imaging center or to purchase MRI or other major medical equipment. Under CON laws, a hospital is required to substantiate the need and financial feasibility for the establishment of new facilities, commencement of new services or the purchase of major medical imaging equipment for hospitals could be adversely affected by the existence of state CON laws. Under current New York law, a CON is not required for the acquisition or lease of a MRI unit by a physician engaged in the private practice of medicine. Thus, GMMS and other medical practices which have contracted with the Company have not obtained a CON with respect to any MRI units leased from the Company. However, the adoption of legislation extending CON requirements to private medical practices would make it more difficult for physicians to lease diagnostic imaging equipment and could adversely affect the Company's expansion plans.

      Regulation of Diagnostic Imaging Facilities: The operation by the Company's clients of diagnostic imaging equipment administratively managed by the Company is subject to federal and state regulations relating to licensing, standards of testing, accreditation of certain personnel, and compliance with governmental reimbursement programs. The Company believes that its clients are in compliance with these federal and state requirements; however, failure of the Company's clients to comply with the federal and state requirements applicable to the clients' medical practices could adversely affect the Company's continued ability to provide management and related services to its clients.

      No-Fault Insurance; Workers' Compensation: The Company's initial client, GMMS, generates significant revenue from patients covered by no-fault insurance carriers, the related no-fault insurance payment pool and the New York workers' compensation program. In the event that changes in these programs create greater or lesser demand for physician services, decrease the amount of physician compensation under these programs or impose additional or different administrative requirements, the Company could be required to modify its business practices and its administrative services in ways that could be more costly or more burdensome to the Company or in ways that limit or otherwise decrease the revenues that the Company receives from its present and potential future clients for its services. See "Business -- Government Regulation - New Laws and Regulations".

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

      Anti-Trust: It is possible that as the Company provides network, management and administrative services to several clients in a particular market, these medical practices may be deemed competitors subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and division of markets. The Company intends to comply with such federal and state laws, but there is no assurance that a review of the Company's business by courts or regulatory authorities would not result in a determination that could adversely affect the operation of the Company and its clients.

      Insurance Regulation: Depending on the scope of the Company's activities in relation to managed care contracting and administration, the Company and its medical clients may be subject to a variety of state laws and regulations affecting HMOs, PPOs and other managed care arrangements, including those involving assumption of insurance risk, IPAs, third party administrators and utilization review activities. The Company intends to comply with such state laws and regulations, but there is no assurance that a review of the Company's business by courts or regulatory authorities would not result in a determination that could adversely affect the operation of the Company and its clients.

      Anti-Fraud/False Claims: There are also federal and state civil and criminal statutes imposing substantial penalties, including substantial civil and criminal fines and imprisonment, on healthcare providers and those who provide services to such providers (including management businesses such as the Company) which fraudulently or wrongfully bill governmental or other third-party payors for healthcare services. In addition, the federal law prohibiting submission of false or fraudulent claims to a federal health care program allows a private person to bring a civil action in the name of the United States government and obtain a portion of the false claims recovery if the action is successful. The Company believes that it and its clients are in material compliance with such laws, but there is no assurance that the Company's (and its clients') activities will not be challenged or scrutinized by governmental authorities or private parties asserting a false claim action in the name of the United States government.

      New Laws and Regulations: In addition to current laws and regulations, federal and state governments regularly consider new laws and regulations that, if enacted, could materially affect the healthcare industry and the payment for, and availability of, the type of healthcare services furnished by the Company's clients. Specifically, New York State has adopted a pilot managed care workers' compensation program that seeks to more closely regulate expenditures for workers' compensation cases. It is not possible at this time to predict if this New York project will be expanded or to assess its full impact on the Company. Nevertheless, it is not certain which, if any, reforms will be adopted by Congress or state legislatures, or when such reforms will be adopted or implemented. New federal and state healthcare legislation and changes in the current regulatory environment may require the Company's business strategies, operations and agreements to be modified and there can be no assurance that such restructuring will be possible without adversely affecting the Company.

      Many aspects of the Company's business and business opportunities have not been the subject of federal or state regulatory review or interpretation, and the Company has neither obtained nor applied for an opinion of any regulatory or judicial authority that its business operations are in compliance with applicable laws and regulations. Thus, there is no assurance that the Company's operations are or have been in compliance at all times with all such laws and regulations. Nor is there assurance that a court or regulatory authority will not determine that the Company's past, current or future operations (including the provision of practice management and billing services, the purchase and lease-back of client assets, the ownership or operation of ambulatory surgery facilities, the provision of financing to new or existing clients, the purchase and/or financing of medical accounts receivable, the operation of a PPO, the arrangement of managed care contracts, and, if appropriate, the granting of an equity interest in the Company to a client) violate applicable laws or regulations.

      If the Company's interpretation of the relevant laws and regulations is inaccurate, the Company's business and its prospects could be materially and adversely affected. For example, if the Company were determined to be operating a diagnostic and treatment center or engaged in the corporate practice of medicine, it could be found guilty of criminal offenses and be subject to substantial civil penalties, including fines, and an injunction preventing continuation of its business. The following are among the laws and regulations that affect the Company's operations and development activities: corporate practice of medicine; fee splitting; self-referral laws; anti-kickback and antitrust laws; certificates of need; insurance; regulation of diagnostic imaging and ambulatory surgery facilities; Medicare; Medicaid; no-fault insurance; and workers' compensation. In addition, the federal and state governments continue to examine numerous new laws and regulations that, if enacted or adopted, could result in changes to the health industry and the payment for, and availability of, healthcare services. Many aspects of the laws and regulations that cover the Company's operations and relationships have not been definitively interpreted by regulatory authorities. Regulatory authorities have broad discretion concerning how these laws and regulations are interpreted and how they are enforced. The Company may, therefore, be subject to lengthy and expensive investigations of its business operations or to prosecutions that may have uncertain merit, by a variety of state and federal governmental authorities. If the Company or any of its physician or hospital clients were found by an agency or judicial authority to be in violation of these laws and regulations, the Company could be subject to criminal and/or civil penalties, including substantial fines, injunctive relief and disqualification from participation in Medicare, Medicaid and other third-party payor programs. Such developments could limit the Company's ability to provide or could restrict or make unprofitable some of the services the Company provides to its clients, generally.


Competition

      The physician practice management business is highly competitive. A number of large hospitals in New York State and elsewhere have acquired medical practices and this trend is expected to continue. In addition to large hospitals, potential competitors include a number of public corporations operating through a regional or national network of offices that have greater financial and other resources than the Company. The Company believes that its experience in providing physician practice management services in the fragmented and highly regulated New York environment is an important competitive factor.

Insurance

      Despite the fact that the Company does not provide any type of medical, diagnostic or treatment services (rather, these services are provided by the Company's clients), the Company's business entails an inherent risk of claims of physician professional liability. Accordingly, the Company requires each full-service client to which it provides services to obtain and maintain professional liability insurance coverage, subject to policy limits, in the event the Company were held liable as a co-defendant in a lawsuit for professional malpractice against a physician. The Company is also named as an additional insured on certain policies maintained by its full-service clients, including the professional liability insurance policies carried by the physician practices. The Company also maintains its own malpractice policy covering its employees who perform services at medical practices, hospitals and other healthcare facilities. In addition, generally, the Company is indemnified under the management agreements by the full-service clients for liabilities resulting from the performance of medical services. The Company also maintains general liability and umbrella coverage. While the Company believes such insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that any future claim or claims will not exceed the limits of these available insurance coverage or that indemnification will be available for all such claims.


Employees

      At December 31, 1997, the Company employed 640 persons on a full time basis, comprised of 116 executive and managerial employees; 166 non-medical support persons "on-site" at clients' offices; 21 marketing support persons; 10 information systems support persons; five human resources support persons; 28 accounting staff members; 160 billing, collection and verification employees and 134 recording and clerical employees. In addition, at December 31, 1997, the Company had 280 part-time employees. The Company believes that additional or replacement employees suitable for its needs are available in its current and expected areas of activity. None of the Company's employees are represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be good.

Executive Officers of the Registrant

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the information regarding the Company's executive officers provided in response to
Item 10 of this Annual Report on Form 10-K is incorporated herein by reference thereto.

Item 2. Properties.

      The Company's principal executive offices are located in approximately 25,000 square feet on six floors of 254 West 31st Street, New York, New York 10001. The floors are leased, pursuant to separate leases, for terms expiring on various dates through March 2006, at an aggregate current annual base rent of approximately $329,000. The Company also leases a 16,900 square foot facility in Syosset, New York at an annual base rent of $216,000.

      In addition, the Company leases, on behalf of its clients, 64 medical offices and other facilities in the New York metropolitan area. The leases expire on various dates through April 2007 and currently provide for aggregate annual rentals of $2,563,000. Certain of the leases provide for fixed annual increases in their annual base rent during their terms. The Company anticipates that as its full service clients expand their practices and add new services, additional facilities will be required.

Item 3. Legal Proceedings.

      The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Common Shares traded on The Nasdaq Stock Market's National Market under the symbol "CMGT" from December 28, 1995 until the close of trading on May 3, 1996 and on the American Stock Exchange under the symbol "CMI" from May 6, 1996 until the close of trading on September 5, 1997. On September 8, 1997, the Common Shares commenced trading on the NYSE under the symbol "CMI." The following table sets forth the high and low closing sales price for the Common Shares for the periods indicated.

                                                   High        Low
                                                   ----        ---
1996
First Quarter..................................    9 1/4        8
Second Quarter.................................   13 3/8      7 1/2
Third Quarter..................................   16 3/4      12 1/8
Fourth Quarter.................................   15 3/4      11 3/4

1997
First Quarter..................................   13 1/4      11 1/4
Second Quarter.................................   14 3/8      10 1/2
Third Quarter..................................   19 1/16       13
Fourth Quarter ................................   20 1/8      12 1/4

1998
First Quarter (through March 27, 1998).........  14 3/16       8 7/8

      On March 27, 1998, the last reported sales price for the Common Shares on the NYSE was $8 7/8.

      On March 27, 1998, there were 1,443 record holders for the Common Shares.

      The Company has not declared or paid any dividends since its inception. The Company currently intends to retain all future earnings for the development and expansion of its business and, accordingly, the Company does not anticipate declaring or paying any cash dividends on the Common Shares in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends.

Item 6. Selected Financial Data.

      The selected financial data of the Company presented below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and are incorporated by reference herein.


                                                                                                                        For the
                                                                                                                       Period from
                                                                                                                      April 1, 1993
Selected Income Statement Data:                                               Years Ended December 31,                (inception) to
                                                          --------------------------------------------------------    December 31,
                                                              1997           1996          1995           1994            1993
                                                              ----           ----          ----           ----            ----
                                                                         (dollars in thousands, except per share data)
Revenues ..............................................   $    72,384    $    33,158    $    12,294    $    10,654    $     5,283
Interest discount(1) ..................................        (2,779)        (2,166)        (2,016)        (1,744)          (865)
                                                          -----------    -----------    -----------    -----------    -----------
Net revenues ..........................................        69,605         30,992         10,278          8,910          4,418
Cost of revenues ......................................        36,810         12,308          2,771          1,949          1,103
General & administrative expenses .....................        18,132          9,143          2,974          2,571          1,687
                                                          -----------    -----------    -----------    -----------    -----------
Income from operations ................................        14,663          9,541          4,533          4,390          1,628
Interest discount included in income(2) ...............         2,206          2,452          1,585            922            207
Interest expense ......................................        (7,084)        (2,740)           (46)            --             --
Interest, dividends and other income ..................         3,442          1,040             16             55             62
Gain on partial equity disposition ....................           850             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
Income before provision for taxes .....................        14,077         10,293          6,088          5,367          1,897
Provision for income taxes ............................         5,870          4,879          2,862          2,522            891
                                                          -----------    -----------    -----------    -----------    -----------
Net income ............................................   $     8,207    $     5,414    $     3,226    $     2,845    $     1,006
                                                          ===========    ===========    ===========    ===========    ===========
Basic net income per share ............................   $      0.78    $      0.70    $      1.08    $      0.95    $      0.34
Weighted average number of basic shares
   outstanding ........................................        10,549          7,730          2,981          2,981          2,981
Diluted net income per share ..........................   $      0.74    $      0.66            N/A            N/A            N/A
Weighted average number of diluted shares
   outstanding ........................................        15,993         10,087            N/A            N/A            N/A

Balance Sheet Data:                                                                 As of December 31,
                                                          -----------------------------------------------------------------------
                                                              1997           1996          1995           1994            1993
                                                              ----           ----          ----           ----            ----
                                                                                       (in thousands)
Cash and cash equivalents .............................   $     3,689    $    40,138    $        --    $        --    $        --
Marketable securities(3) ..............................         6,894         32,467             --             --             --
Accounts receivable, net(4) ...........................       100,990         52,509         14,884          7,679          1,965
Intangible assets, net ................................        52,951         21,610             --             --             --
Property and equipment, net ...........................        24,707          7,093            400            304            166
Other assets - long term ..............................         6,323            370          2,220             24             23
Advances to full service clients(5) ...................        19,258             --             --             --             --
Total assets ..........................................       226,060        166,349         17,860          8,009          2,157

Current liabilities ...................................        35,912          7,326          5,749          2,461            816
Long-term obligations, less current portion ...........         8,164          1,972            229             --             --
Convertible subordinated debt .........................        73,844         74,000             --             --             --

Shareholders' equity ..................................        99,923         70,504          7,330          3,854          1,009

                                               (footnotes on the following page)

---------------------

(1) Represents interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

(2) Represents recapture of interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K.

(3) Represents all marketable securities including those available-for-sale and held to maturity.

(4) Represents both the current and long-term portions of the accounts receivable.

(5) Represents funds provided to existing full service clients to enable them to acquire other medical practices.

Selected Quarterly Financial Data

                1997          March 31   June 30    September 30  December 31
                ----          --------   -------    ------------  -----------
                                   (in thousands, except per share data)

Net revenues                  $14,501    $17,093      $19,568       $18,443
Net income                    $ 1,713    $ 2,091      $ 2,738       $ 1,665
Diluted earnings per common
share                         $  0.16    $  0.19      $  0.22       $  0.15

                1996          March 31   June 30    September 30  December 31
                ----          --------   -------    ------------  -----------
                                   (in thousands, except per share data)

Net revenues                  $ 4,685    $ 5,522      $ 8,075       $12,710
Net income                    $ 1,110    $ 1,329      $ 1,476       $ 1,499
Diluted earnings per common
share                         $   N/A    $  0.17      $  0.13       $  0.23


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of financial condition and the results of the operations of the Company should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

      The Company provides physician practice management services to medical practices and hospitals. These services range from managing all non-medical aspects of its full service clients' businesses to providing limited, non-medical services to its partial service clients, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment. The Company also owns Consumer Health Network, a preferred provider organization.

Full Service Clients

      The Company earns fees from its full service clients by managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company also receives hourly consulting charges, per use fees when MRI and other diagnostic imaging equipment is provided and, in the case of GMMS, reimbursement of a portion of the Company's corporate overhead expenses.

      To the extent permitted by applicable law, management fees due to the Company from its full service clients are collateralized through the assignment, on a full-recourse basis, of such clients' patient service accounts receivables. The clients' ability to pay these fees is dependent on the Company's ability to collect, on behalf of its full service clients, these receivables.

      The following unaudited table sets forth the operating results of the Company's full-service clients for the years ended December 31, 1997, 1996 and 1995. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                              Years Ended December 31,
                                              ------------------------
                                           1997        1996        1995
                                         --------    --------    --------
                                                  (in thousands)
Gross physician billings ...........     $ 98,028    $ 48,167    $ 24,010
Contractual allowances .............       18,125      (2,676)     (2,340)
                                         --------    --------    --------
Net physician billings .............       79,903      45,491      21,670
Management fees ....................       47,986      25,365      18,283
Medical personnel payroll ..........       22,457       8,562       2,340
Other expenses .....................        9,638       9,675         525
                                         --------    --------    --------
            Total expenses .........       80,081      43,602      21,148
                                         --------    --------    --------
Net income .........................     $   (178)   $  1,889    $    522
                                         ========    ========    ========
Full service clients--management
  fees:
      GMMS .........................     $ 20,159    $ 21,463    $ 12,294
      Other clients ................       27,827       3,902       5,989
                                         --------    --------    --------
            Total management fees ..     $ 47,986    $ 25,365    $ 18,283
                                         ========    ========    ========

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. In 1997, 1996 and 1995, 28%, 65% and 100%, respectively, of the Company's gross revenues were generated from management agreements with GMMS. During 1997, the percentage of revenues generated from such agreements were 45%, 32%, 22% and 17%, respectively, for each of the three month periods ended March 31, June 30, September 30 and December 31, 1997.


Partial Service Clients

      The Company earns its fees from partial service clients primarily by providing billing and collection services for a fee based on a percentage of collections.


Preferred Provider Organization

      Consumer Health Network earns its fees from self-insured employer groups, union groups, insurance companies and other third party payors based primarily on a percentage of the savings generated through the use of its network.


Management of Diagnostic Imaging Services

      The Company's fees for owning and providing administrative support for MRI and other diagnostic imaging equipment are earned on the basis of a charge for each use of the equipment.

Year 2000 Compliance

      Many existing computer systems and software products accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, date critical functions may be materially adversely affected, unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

      In 1997, the Company commenced a comprehensive upgrade of its enterprise-wide management information systems. This upgrade involves substantial changes to the Company's present hardware and software, and is expected to provide certain competitive benefits and also result in the Company's information systems being year 2000 compliant upon completion. Management currently expects the full implementation of the project will involve a commitment of $10 to $15 million over the next three years. The Company expects that with the implementation of its information systems, the year 2000 issues would not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement the upgrade project on a timely basis would have a material adverse affect on the Company's operations.

      The Company's financial systems are year 2000 compliant.

Results of Operations for the Years Ended December 31, 1997 and 1996

      The following tables set forth, in dollars and as a percentage of revenues, respectively, certain items in the Company's statements of operations for the years ended December 31, 1997 and 1996:


                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                1997                  1996                 1995
                                                                -----                 -----                ----
                                                                     (in thousands, except per share data)
                                                            $          %         $          %           $         %
                                                            -          -         -          -           -         -

Revenues ............................................   $ 72,384    100.0%    $ 33,158    100.0%    $ 12,294    100.0%
Interest discount(1) ................................     (2,779)    (3.8)      (2,166)    (6.5)      (2,016)   (16.4)
                                                        --------    -----     --------    -----     --------    -----
Net revenues ........................................     69,605     96.2       30,992     93.5       10,278     83.6
Cost of revenues ....................................     36,810     50.9       12,308     37.1        2,771     22.5
General & administrative expenses ...................     18,132     25.0        9,143     27.6        2,974     24.2
                                                        --------    -----     --------    -----     --------    -----
Income from operations ..............................     14,663     20.3        9,541     28.8        4,533     36.9
Interest discount included in income (2) ............      2,206      3.0        2,452      7.4        1,585     12.9
Interest expense ....................................     (7,084)    (9.8)      (2,740)    (8.3)         (46)    (0.4)
Interest, dividend and other income .................      3,442      4.8        1,040      3.1           16      0.1
Gain on partial equity disposition ..................        850      1.1           --       --           --       --
                                                        --------    -----     --------    -----     --------    -----
Income before provision for taxes ...................     14,077     19.4       10,293     31.0        6,088     49.5
Provision for income taxes ..........................      5,870      8.1        4,879     14.7        2,861     23.3
                                                        --------    -----     --------    -----     --------    -----
Net income ..........................................   $  8,207     11.3%    $  5,414     16.3%    $  3,227     26.2%
                                                        ========    =====     ========    =====     ========    =====
Basic net income per share ..........................   $   0.78              $   0.70              $   1.08
Weighted average number of basic shares outstanding .     10,549                 7,730                 2,981
Diluted net income per share ........................   $   0.74              $   0.66                   N/A
Weighted average number of diluted shares outstanding     15,993                10,087                   N/A

---------------------

(1) Represents interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included in the 1996 Form 10-K.

(2) Represents recapture of interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included in the 1996 Form 10-K.

      Revenues for the year 1997 were $72,384,000 as compared to $33,158,000 for the year 1996, an increase of $39,226,000. This increase was primarily due to the growth of the Company's full service clients, which was evidenced by an increase in health care providers under full service management from 100 at the start of 1997 to 201 on December 31, 1997. This growth required an increase in the Company's services to these clients. In addition, the provision of limited non-medical services, such as billing and collection and accounts receivable financing, to partial service clients, added $8,100,000 of additional revenue. A major reason for this increase was the inclusion of the Company's primary billing companies for all of 1997. These companies were acquired in July 1996. The provision of administrative support for MRI and other diagnostic imaging equipment, added $3,902,000 of additional revenue, and the acquisition of Consumer Health Network in June 1997, added $3,521,000 of additional revenue.

      Cost of revenues for the year 1997 increased to $36,810,000 from $12,308,000 in 1996, an increase of $24,502,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was primarily attributable to the Company's management of full service clients, added $15,550,000 of additional costs, the provision of limited non-medical services, such as billing and collection and accounts receivable financing, to partial service clients, which added $5,081,000 of additional costs, the provision of administrative support for MRI and other diagnostic imaging equipment, which added $2,429,000 of additional costs, and the acquisition of Consumer Health Network in June 1997, which added $1,442,000 of additional costs.

      As a percentage of revenues, cost of revenues for the year 1997 increased to 51% from 37% for the prior year. This decrease in profit margin resulted primarily from a decline in the percentage of the Company's revenues generated by GMMS, a practice with historically high profit margins, and, to a lesser extent, the reclassification of certain general and administrative expenses.

      General and administrative expenses increased to $18,132,000 in 1997 as compared to $9,143,000 in 1996, an increase of $8,989,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The increase in general and administrative expenses was primarily due to the Company's management of full service clients, which added $5,600,000 of additional expenses, the provision of limited non-medical services, such as billing and collection and accounts receivable financing, to partial service clients, which added $3,329,000 of additional expenses, the provision of administrative support of MRI and other diagnostic imaging equipment, which decreased $683,000 and the acquisition of Consumer Health Network in June 1997, which added $743,000 of additional expenses.

      Interest expense increased to $7,084,000 in 1997 from $2,740,000 in 1996 principally due to interest on (a) $2,000,000 principal amount of 8% Convertible Subordinated Notes issued on March 20, 1996, (b) $40,250,000 principal amount of 8% Convertible Subordinated Debentures issued on June 5, 1996, (c) $3,000,000 principal amount of 8% Convertible Subordinated Notes issued on July 10, 1996,
(d) $28,750,000 principal amount of 8% Convertible Subordinated Debentures issued on December 5, 1996, (e) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997 and (f) $5,000,000 principal amount of 8% Notes issued on October 17, 1997.

      Interest, dividend and other income for 1997 increased to $3,442,000 from $1,040,000 for the prior year. The primary reasons were the increased earnings on higher cash balances and marketable securities which resulted from various debt and equity issuances, as well as increased gains on the sale of marketable securities.

      Gain on partial equity disposition represents a gain of $850,000 on the sale of a 40% equity interest in CMI Capital Corporation ("CMIC"), a then wholly-owned subsidiary of the Company for $5,000,000. CMIC purchases patient service receivables from unrelated medical practices.


Results of Operations for the Years Ended December 31, 1996 and December 31,
1995.

      Revenues in 1996 were $33,158,000 as compared to $12,294,000 in 1995, an increase of $20,864,000. The primary reasons for the increase were (i) the acquisition of MMI in January 1996, (ii) the acquisition of two medical billing companies in July 1996 and (iii) the acquisition of a physician practice management company in October 1996. In addition, fees for management services rendered by the Company to GMMS increased by $2,097,000 as a result of an increase in the number of patients evaluated and treated by GMMS, the acquisition by GMMS of two medical practices in the third quarter of 1996 and the opening by GMMS of three offices in the fourth quarter of 1995.

      Cost of revenues increased to $12,308,000 from $2,771,000 in 1995, an increase of $9,537,000. The major component of the increase, $5,758,000, was as a result of the acquisition of (i) MMI in January 1996, (ii) the medical billing companies in July 1996 and (iii) the physician practice management companies in October 1996. Additionally, the Company continued to hire management and support personnel, such as, patient schedulers and medical record maintainers in order to properly service the expanding medical practices. As a percentage of revenues, cost of revenues increased from 22.5% in 1995 to 37.1% in 1996.

      General and administrative expenses increased by $6,169,000 from $2,974,000 in 1995 to $9,143,000 in 1996. The major component of the increase, $3,084,000, was as a result of the acquisition of (1) MMI in January 1996, (2) the medical billing companies in July 1996 and (3) the physician practice management companies in October 1996. These expenses also increased as a result of hiring management personnel to prepare for the Company's anticipated growth and the amortization of goodwill related to the acquisitions completed in 1996.

      Interest expense increased from $46,000 in 1995 to $2,740,000 in 1996 due mainly to interest on the (1) $2,000,000 principal amount of 8% Convertible Subordinated Notes issued on March 20, 1996, (2) $40,250,000 principal amount of 8% Convertible Subordinated Debentures issued on June 5,1996, (3) $3,000,000 principal amount of 8% Convertible Subordinated Notes issued on July 10, 1996 and (4) $28,750,000 principal amount of 8% Convertible Subordinated Debentures issued on December 5, 1996.


Liquidity and Capital Resources

      To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been the proceeds of its initial public offering, its sales of an aggregate of $5,000,000 principal amount of 8% Convertible Subordinated Notes, $40,250,000 principal amount of 8% Convertible Subordinated Debentures due August 15, 2003, $28,750,000 principal amount of 8% Convertible Subordinated Debentures due December 15, 2003, $5,000,000 principal amount of 8% Notes due April 30, 1998 and Common Shares and, $10,000,000 principal amount of borrowings under the Revolving Credit Loan. At December 31, 1997, the Company had working capital of $47,590,000.

      The Company's full service clients are liable to the Company for management fees regardless of whether the client receives payment for the medical services rendered. However, the Company has historically deferred collecting amounts owed to it when full service clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients, particularly GMMS, remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at December 31, 1997 was 329 days. For this reason, at the beginning of 1997, the Company embarked on a program to accelerate collections of receivables owed to its full service clients. This program includes increased manpower and other resources devoted to collection efforts, consolidation of most billing and collection efforts at a centralized facility, and the earlier use of legal counsel for collection of workers' compensation and no-fault automobile receivables.

      Net cash used for operating activities in the year 1997 was $38,261,000, principally due to an increase in accounts receivable of $47,311,000. Accounts receivable increased primarily due to acquisitions and expansion of medical practices under management. During 1997, the Company used $29,437,000 of cash and issued $19,243,000 of its Common Shares to complete acquisitions. During that period, the Company also made capital expenditures of $14,305,000 (compared to $1,953,000 for 1996), primarily for the acquisition of MRI and other diagnostic imaging equipment and the refurbishment and expansion of the offices provided to its full service clients.

      During 1997, the Company funded its operating cash flow deficit, acquisitions and capital expenditures primarily through (i) a reduction in the Company's cash and cash equivalents, (ii) a net reduction in marketable securities, (iii) $10,000,000 of borrowings incurred under a Revolving Credit Loan, (iv) the sale of $5,000,000 of 8% Notes and (v) certain sale and lease back transactions aggregating approximately $3,300,000.

      At December 31, 1997, $57,364,000, or 56.8%, of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient service receivables due to GMMS with a face amount of $72,881,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. On a quarterly basis, the Company reviews, based on estimated rates of collection for each class of patient service and estimated allowances for uncollectible balances, the adequacy of GMMS's collateral. From January 1, 1992 through December 31, 1997, GMMS billed its patients and third-party payors an aggregate of $125,956,000, of which $49,248,000 or 39.1%, had been collected by December 31, 1997. In order for GMMS's patient receivables outstanding at December 31, 1997 to cover the Company's management fees owed by GMMS at that date, 78.7% of such patient receivables must be collected, representing an overall collection rate of 84.6% on GMMS's billings through December 31, 1997.

      More specifically, at December 31, 1997, approximately $25,083,000, or 34.4%, of GMMS's total patient service receivables were generated through the performance of medical services for which GMMS will be paid only upon the successful resolution of negligence claims by the patients against third parties, either through a judicial determination or settlement. From January 1, 1992 to December 31, 1997, GMMS billed approximately $30,761,000 of such receivables, of which $4,673,000, or 15.2%, had been collected by December 31, 1997. In measuring the adequacy of such receivables as collateral for the Company's management fees to GMMS, the Company has estimated that it will collect, on behalf of GMMS, approximately 55% of these outstanding receivable balances. The Company estimates, based upon industry factors and GMMS's historical collection experience prior to its association with the Company, that the entire collection process for these contingent claims generally ranges from one to seven years. Since 1994, however, the percentage of cases resolved within two years of providing service has declined, which may result in an even longer collection cycle or a lower rate of collection. The Company believes that this decline is the result of payors more consistently deferring settlement of these matters until just prior to trial.

      In evaluating the adequacy of its collateral from GMMS, the Company considers historical collection patterns important. The Company, however, also believes that the ultimate collection of receivables is dependent on its ability to improve its billing and collection process and its relations with third party payors. The Company believes that it can achieve the higher collection rate necessary to assure that the Company's management fees from GMMS are paid in full for several reasons: (i) the collection cycle for an important portion of these receivables, particularly for the contingent receivables described above, can be as long as seven years and thus payments will continue to be received in future periods, (ii) since the beginning of 1997, as discussed above, the Company has committed substantial resources to consolidate and increase its collection efforts and (iii) a 1997 New York Court of Appeals decision may expedite the collection of patient receivables from third-party payors under automobile no-fault insurance policies and perhaps improve the rate of collection. Accordingly, the Company's estimate of future collections reflects not only historical results, but also the impact of the improved collection processes and the increased resources being applied to this effort. There can be no assurance, however, that the Company will be able to achieve the collection rate necessary to assure that the Company's management fees from GMMS are paid in full. The inability of the Company to collect a significant portion of its management fees owed by GMMS could have a material adverse effect on the Company.

      The proposed investment of $10 to $15 million in management information systems is the largest planned capital expenditure over the next three years. Approximately $5 million is scheduled to be spent in 1998. The actual amount and timing of the investment in new management information systems will depend upon technological changes, the pace at which the Company adds new clients through its acquisition program and new offices or additional doctors through expansion of its clients and the Company's cash resources. The balance of the Company's 1998 capital expenditures, estimated at up to approximately $2 million, are expected to be used largely for the renovation and expansion of the offices of certain of its full service clients.

      On September 30, 1997, the Company entered into a Master Lease Agreement with Atlantic Commercial Alliance, Inc. pursuant to which the Company consummated the sale and lease back of certain medical and computer equipment in the amount of $2,417,000 In addition, on November 18, 1997 and January 20, 1998, the Company consummated the sale and lease back of certain medical and computer equipment and furniture and fixtures in the amount of $548,000 and $332,000, respectively, pursuant to the Master Lease Agreement. On November 21, 1997, the Company entered into a second Lease Agreement with Atlantic Commercial Alliance, Inc. pursuant to which the Company consummated the sale and lease back of certain computer and medical equipment in the amount of $221,000.

      In October 1997, the Company issued $5 million principal amount of its 8% Notes in a private placement. The 8% Notes bear interest at 8.0% per annum and are due on April 30, 1998. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 Common Shares. If the 8% Notes are not repaid on or prior to April 30, 1998, they will immediately become convertible into Common Shares at a conversion price of $9.00 per share and the maturity date will be extended to March 20, 2001. On February 24, 1998, the Company repaid $2.5 million principal amount of the 8% Notes.

      In February 1998, the Company completed a secondary public offering of 2,300,000 Common Shares at $10.75 per share and received net proceeds of $22,415,000. Costs incurred with respect to the registration of the Common Shares in addition to the underwriter's commission and expenses, including repayment of $7,966,000 principal amount of the Revolving Credit Loan, were $8,666,000.

      The balance of the Revolving Credit Loan, $2,034,000, is due on April 10, 1998. In January 1998, in connection with extending the maturity date of the Revolving Credit Loan to April 10, 1998, such loan became secured by receivables and other assets of the Company. On February 9, 1998, pursuant to the terms of an amendment to the Revolving Credit Loan, the Company agreed to a formula under which it was required to use $7,966,000 of the net proceeds of its equity offering in February 1998 to repay amounts due under the Revolving Credit Loan. In addition, if the Company raises additional debt or equity capital, the Company will be required to apply 50% or 40%, respectively, of the net proceeds thereof to repay the remaining balance of the Revolving Credit Loan. The Company has also agreed to a limit on its use of cash and short-term debt to complete future acquisitions. After giving effect to the offering in February, this limit is $8,208,000 plus 50% of the net proceeds of any additional sales of capital stock.

      Since July 1996, the Company has conducted an active acquisition program. The Company and its clients are presently evaluating, as they do on a regular basis, physician practice management companies, medical practices, ancillary service providers and other healthcare-related businesses for possible acquisition, although they are not engaged in active negotiation for any material acquisition. The Company or its full service clients completed the acquisition of nine physician practices during the fourth quarter of 1997 for an aggregate purchase price in cash and common shares of $10,159,000, of which cash payments totaling $3,272,000 were deferred until the first quarter of 1998. Based on the acquisitions the Company is currently considering, it anticipates it could spend for acquisitions all or substantially all of the $8,208,000 currently permitted under the Revolving Credit Loan by the end of the second quarter of 1998. In addition, if the Company is successful in replacing the Revolving Credit Loan with a new senior secured credit facility as discussed below, and repays the balance of the Revolving Credit Loan, it anticipates it could expend substantial additional funds on acquisitions.

      The Company's cash flow deficit from operations was $38,261,000 for the year ended December 31, 1997. The Company expects that it will generate a cash flow deficit from operations during the first quarter of 1998 and that it will continue to generate cash flow deficits from operations for at least the first six months of 1998. In 1997, the Company accelerated efforts to improve collections of third party receivables on behalf of its clients and retained a law firm to conduct collection efforts on its behalf. It has also implemented a thorough review of the expenses it incurs as well as the expenses of its full service clients, with the object of making significant reductions of those expenses. After consultation with, and obtaining the agreement of, certain of its full service clients the Company has implemented, in the first quarter of 1998, expense reductions at the clients and the Company of approximately $7,500,000 on an annualized basis. Further expense reductions are being studied and, after additional consultation with its clients, are expected to be implemented in the second quarter of 1998. The Company's objective is to achieve positive cash flows from operations during the second half of 1998.

      The Company believes that cash and marketable securities, including the proceeds of its February 1998 offering, and cash flow from operations reflecting the expense reductions discussed above, will enable it to meet its working capital and capital expenditure requirements through the first quarter of 1999. The Company currently is in discussions with various financial institutions to sell certain securities, including secured senior notes, to replace the Revolving Credit Loan and to provide additional capital to support the Company's business, including acquisitions. However, the Company has not received a commitment from any potential purchaser of such securities and there can be no assurance that such a purchaser will be found. If the Company is unable to obtain additional financing from these or other sources, it would need to defer the repayment of the 8% Notes and defer substantially all of its capital expenditures for expansion of its clients, and reduce the capital expenditures for management information systems. If the 8% Notes are not repaid on or prior to April 30, 1998, they will immediately become convertible into Common Shares at a conversion price of $9.00 per share and the maturity date will be extended to March 20, 2001. If the Company does not repay the 8% Notes and the price of the Common Shares on April 30, 1998 exceeds $9.00, the Company would need to amortize the excess of such price over $9.00 during the term of the 8% Notes in regard to such Common Shares. In addition, the Company's ability to offer cash consideration in connection with acquisitions would be limited and the Company would seek to offer a larger component of debt or equity. The Company's inability to offer cash consideration in its acquisition program could substantially curtail the pace of its acquisitions. The Company expects that these actions, including its cost cutting measures, would be sufficient to permit it to continue operations. However, any significant curtailment of the Company's acquisition program or expenditures needed to expand its full service client's practices would have a significant adverse effect on the growth of the Company's revenues and earnings.


Item 8. Financial Statements and Supplementary Data.

      The Company's Consolidated Financial Statements and accompanying Notes, and the report of Arthur Andersen LLP, independent certified public accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Company contained in Item 14(a), appear on pages F-1 through F-20 of this Annual Report on Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


      The executive officers and directors of the Company and their respective ages as of December 31, 1997 are as follows:

                  Name            Age                 Position
                  -----           ---                 --------
Steven M. Rabinovici...........   45     Chairman of the Board, Chief Executive
                                         Officer and President

Arthur L. Goldberg.............   58     Vice Chairman of the Board and Chief
                                         Financial Officer

Kenneth S. Schwartz, M.D. .....   52     Director and Senior Executive Vice
                                         President--Medical Affairs and Business
                                         Development

Dennis W. Simmons..............   47     Senior Executive Vice President and
                                         Chief Operating Officer

Joseph M. Scotti...............   56     Executive Vice President--Acquisition
                                         Analysis, Treasurer, Secretary

Robert Keating.................   56     Senior Executive Vice President,
                                         Director of Operations--Medical Legal
                                         Services

John T. Dooley.................   54     Vice President and Chief Information
                                         Officer

Richard DeMaio.................   40     Senior Vice President--Operations

Claire Cardone.................   51     Senior Vice President--Operations

Alan Goldstein.................   50     Vice President--Finance and Chief
                                         Accounting Officer

Steven Cohn....................   49     Director

Steven A. Hirsh................   58     Director

Joseph S. Tocci................   58     Director

      All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Directors, other than officers or employees of the Company or holders of 10% or more of its shares, receive an option upon taking office to purchase 20,000 Common Shares exercisable at the fair market value on the date of grant. Mr. Hirsh has waived this grant. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      Steven M. Rabinovici has been Chairman of the Board, Chief Executive Officer and a director of the Company since December 28, 1995. Since January 22, 1998, he has also served as the Company's President. From December 3l, 1992 through December 27, 1995, he was the President, Chief Executive Officer and a director of MMI. He is a founder of the Company and also provided certain consulting services to it during 1994 and 1995. From July 1990 through December 3l, 1992, he was an independent healthcare and business consultant. Prior thereto, from December 1979 until July 1990, Mr. Rabinovici served as President of Animed, Inc. (originally known as Cardiopet, Inc.), an animal care business, which was liquidated pursuant to proceedings commenced under the Federal Bankruptcy Code in 1989. On July 21, 1992, MEBE Enterprises, Inc. ("MEBE"), the owner and operator of a single Roy Rogers fast food restaurant, filed for protection under Chapter 11 of the Bankruptcy Code. Mr. Rabinovici was a founder and principal of MEBE. Earlier in his career, Mr. Rabinovici had more than ten years experience in hospital administration, including approximately two years as associate administrator of Brookdale Hospital Medical Center, a 1,000 bed teaching hospital, and two years as the administrator of the Division of Psychiatry, Cornell University New York Hospital. Mr. Rabinovici has over 15 years of experience in the health care industry.

      Arthur L. Goldberg has been Vice Chairman of the Board since January 22, 1998, and Chief Financial Officer of the Company since July 1997. From April 1996 to January 22, 1998, Mr. Goldberg also served as Senior Executive

Vice President and Chief Operating Officer of the Company. From August 1993 through March 1996 he was an independent management consultant. From December 1990 through August 1993, he was the Chief Financial Officer of Elek-Tek, Inc., a reseller of computer and related equipment. Mr. Goldberg has over 25 years of experience in a variety of senior financial and operational management positions.

      Kenneth S. Schwartz, M.D. has been a director of the Company since March 24, 1998 and Senior Executive Vice President--Medical Affairs and Business Development of the Company since January 22, 1998. From September 23, 1997 to January 22, 1998, Dr. Schwartz had been Executive Vice President--Medical Affairs of the Company. From July 1997 to September 22, 1997, he was the Vice President--Medical Affairs of the Company. Dr. Schwartz has been the Director of Radiology, St. Francis Hospital, Poughkeepsie, N.Y and the Director at Hudson Imaging Associates, P.C., Jefferson Valley, N.Y since January 1996 and November 1995, respectively. From March 1995 through November 1996, Dr. Schwartz was the Systems Director, Radiology and Imaging Services, St. Francis Hospital and Medical Center-Saint Francis and Mount Sinai Campuses, Hartford, CT. From 1991 through 1995, he was the Medical Director, Putnam Hospital Center, Carmel, N.Y. and from 1981 through 1995 the Director of Northern Metropolitan Radiology Associates, P.C., which became managed by the Company in August 1996. Dr. Schwartz has been a member of the Board of Directors of BLC Financial Services, Inc. since June 1997. Dr. Schwartz has been a physician for over 20 years.

      Dennis W. Simmons has been Senior Executive Vice President of the Company since September 23, 1997 and Chief Operating Officer of the Company since January 22, 1998. From April 2, 1996 to September 22, 1997, he was the Executive Vice President of Practice Development and Managed Care. From November 1992 to March 1996, he was the Senior Vice President for Coastal Physician Group, Inc. Prior to November 1992, he worked for Medical Care Development, Inc. as a consultant to the Saudi Arabian government and United Healthcare Corp. in Central Texas beginning in October 1985. Mr. Simmons has over 20 years of healthcare experience.

      Joseph M. Scotti has been Executive Vice President--Acquisition Analysis since January 1997 and Treasurer and Secretary of the Company since December 1995. From December 28, 1995 until January 1997, Mr. Scotti was also Vice President and Chief Financial Officer of CMI. From January 1993 through December 27, 1995, he held similar positions with MMI. From February 1992 to January 1993, Mr. Scotti was a consultant to Burke & Burke, a food store chain.

      Robert Keating has been Senior Executive Vice President, Director of Operations--Medical Legal Services of the Company since April 8, 1996. From January 1995 to April 7, 1996, Mr. Keating was the Administrative Judge, Second Judicial District, Supreme Court, State of New York. Prior thereto he was the Administrative Judge, Criminal Court of the City of New York since April 1985. Concurrently, from 1992 to present, he has supervised and developed the Midtown Community Court.

      John T. Dooley has been Vice President and Chief Information Officer of the Company since September 1996. From May 1996 to September 1996, Mr. Dooley was the Chief Information Officer for three corporations owned by Long Island Jewish Medical Center: CHP: The Medical Group, Managed Health Inc. and LIJ-MS. From January 1995 to May 1996, Mr. Dooley served as the Chief Information Officer of New Hanover Regional Medical Center. From March 1994 to December 1995, Mr. Dooley was a Senior Manager of Implementation Specialists for Healthcare, a management consulting firm specializing in healthcare systems. Prior thereto, from December 1992 to February 1995, Mr. Dooley served as the Chief Information Officer of North Shore University Hospitals, a series of tertiary care teaching and community hospitals comprising 1,250 beds. From May 1988 to December 1992, Mr. Dooley served as the Assistant Vice President, Information Services of St. Vincent's Hospital and Medical Center, an 813 bed tertiary care teaching hospital located in New York City. Mr. Dooley has over 25 years of experience in health care information systems.

      Richard DeMaio has been Senior Vice President of Operations of the Company since September 23, 1997. From March 1994 to September 22, 1997, he was the Vice President of Operations of the Company. From March 1989 through February 1994, he was assistant administrator at the Long Island Jewish Medical Center with administrative responsibilities for various clinical and support services. Mr. DeMaio is a member of the American College of Healthcare Executives and has also served on the Executive Committee of the Metropolitan Health Administrators Association.

      Claire A. Cardone has been Senior Vice President of Operations for diagnostic imaging of the Company since September 23, 1997. From December 28, 1995 to September 22, 1997, she was the Vice President of Operations for diagnostic imaging of the Company. From 1993 to December 27, 1995, she was the Vice President of Operations of MMI. From 1985 to 1993, Ms. Cardone was Senior Associate Administrator at St. John's Episcopal Hospital, a 300 bed community teaching hospital in Queens, New York.

      Alan Goldstein has been Vice President--Finance and Chief Accounting Officer since September 23, 1997. From January 1, 1997 through May 30, 1997, he was an independent financial consultant to Kollsman, Inc. From June 1, 1994 through December 3l, 1996, he was Vice President and Chief Financial Officer of RF International, Inc., an international transportation services company. Prior thereto he was an independent financial consultant from June 1993 and the Vice President of Finance and Administration of Janus Systems, Inc. (a division of Sequa Corporation), a systems integrator and software developer from September 1990. He is a Certified Public Accountant with over 12 years of public accounting experience.

      Steven Cohn has been a director of the Company since January 3, 1996 and a member of its Audit and Compensation Committees since April 2, 1996. Mr. Cohn is a member of the law firm of Goldberg & Cohn.

      Steven A. Hirsh has been a director of the Company and a member of its Audit and Compensation Committees since September 30, 1996. Mr. Hirsh has been a portfolio manager for William Harris & Co., a financial services company, for more than five years. Since 1994, he has also been Chairman, Chief Executive Officer and President of Astro Communications, Inc., a manufacturer of strobe lights.

      Joseph S. Tocci has been a director of the Company and a member of its Audit and Compensation Committees since May 12, 1997. He is a founder and has been a managing partner of Tocci, Goldstein & Co. (formerly Tocci and Marcano), certified public accountants, for the past five years. From October 1993 through December 1995, Mr. Tocci was a director of MMI, which was acquired by the Company in a merger in January 1996.

      Steven Rabinovici, David Jacaruso, Marie Graziosi, Dennis Shields and Dr. Lawrence Shields, founders of the Company, are parties to a shareholders' agreement (the "Shareholders' Agreement") pursuant to which they have agreed to vote (and subsequently voted) all of their shares of the Company, for a period of 10 years, in favor of election to the Board of Directors of the Company and for such other or additional nominees as may be designated from time to time and approved by the Board and to vote on all other matters in accordance with the recommendations of the Board. Mr. Rabinovici is the Chairman of the Board, Chief Executive Officer and President of the Company, Mr. Jacaruso is the former Vice Chairman of the Board and former President of the Company and Dennis Shields, the son of Dr. Shields, is a former Executive Vice President and former Director of the Company. Marie Graziosi is the wife of David Jacaruso. Dr. Shields is a founder of CMI and MMI, a principal shareholder, and the founder and a 95% shareholder of GMMS, a client which accounts for a significant amount of the Company's revenues. Messrs. Rabinovici, Jacaruso and Shields, Ms. Graziosi and Dr. Lawrence Shields beneficially own an aggregate of approximately 2,218,081 shares or 15.81% of the Company's outstanding Common Shares as of February 23, 1998 and, accordingly, as long as they vote as required by the Shareholder's Agreement, may be in a position to elect all of the persons nominated by the Board of Directors. Furthermore, such control may adversely affect the market price of the Common Shares by precluding any unsolicited acquisition of the Company.

Committees of the Board of Directors

      The Company's Board of Directors has established Compensation and Audit Committees, whose members are Messrs. Cohn, Hirsh and Tocci. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the issuance of stock options and discretionary cash bonuses to the Company's officers, employees, directors and consultants. The Audit Committee meets with management and the Company's independent public accountants to determine the adequacy of internal controls and other financial reporting matters. It is the intention of the Company to appoint only independent directors to the Audit and Compensation Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with during 1997, except that Kenneth S. Schwartz and Alan Goldstein were each late in filing their initial statement of beneficial ownership.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth certain summary information concerning the aggregate total annual salary and bonus paid or accrued by the Company for services rendered in 1997, 1996 and 1995 to its chief executive officer and to the other executive officers named below who received annual compensation in excess of $100,000 (the "Named Executives").

                                                                                   Long Term
                                              Annual Compensation                 Compensation
                                  ------------------------------------------   ------------------
                                         Salary          Bonus  Other Annual      Common Shares
Name and principal position       Year     ($)            ($)   Compensation   Underlying Options
----------------------------      ----    ----            ---   ------------   ------------------
Steven M. Rabinovici ..........   1997   238,543           --      33,727           100,000
Chairman, CEO and President       1996   250,000           --      24,672                --
                                  1995   109,842(1)        --      21,124                --

Kenneth S. Schwartz, M.D ......   1997   269,652       58,137          --            75,000
Senior Executive Vice President   1996    89,385                       --             4,792

David R. Jacaruso .............   1997   225,980(2)        --      25,077           100,000
Vice Chairman and President       1996   250,000           --      17,389                --
                                  1995   165,063(3)        --       6,334                --

Dennis Shields ................   1997   262,392(4)        --          --                --
Executive Vice President          1996   250,000           --      32,498                --
                                  1995   136,920(5)        --      19,870                --

Arthur L. Goldberg ............   1997   191,070           --          --                --
Vice Chairman and CFO             1996   140,978           --          --           100,000

Robert Keating ................   1997   188,154           --          --                --
Senior Executive Vice President   1996   131,635           --          --           150,000

Dennis Simmons ................   1997   189,628           --          --                --
Chief Operating Officer           1996   130,387           --       2,356           100,000

----------
(1) Consists of fees of $30,650 from the Company for consultation and advice to senior management and salary from MMI of $79,192.
(2) Includes $40,384 paid by CMIC, a 60% owned subsidiary of the Company. Mr. Jacaruso resigned as a director and executive officer of CMI in October 1997.
(3) Includes consulting fees of $63,075 paid by the Company to Marie Graziosi, Mr. Jacaruso's wife.
(4) Includes $137,892 paid by CMIC. Mr. Shields resigned as a director and executive officer of CMI in October 1997.
(5) Consists of fees of $57,728 from the Company for consultation and advice to senior management and salary from MMI of $79,192.

Stock Options

      The following tables show certain information with respect to incentive and non-qualified stock options granted in 1997 to Named Executives under the 1995 Stock Option Plan and the aggregate value at December 31, 1997 of such options. The per share exercise price of all options is equal to the fair market value of a Common Share on the date of grant. No Options granted to Named Executives have been exercised.

                              Option Grants in 1997
                          Individual Grants of Options
                          ----------------------------

                                                                                     Potential Realizable
                                                                                            Value
                                                                                       at Assumed Annual
                                                                                            Rates
                                          Percent of                                    of Stock Price
                            Number of    Total Options                                 Appreciation for
                            Securities    Granted to    Exercise                         Option Term
                            Underlying   Employees in    Price      Expiration           -----------
      Name                   Option #       1997         ($/Sh)        Date           5% ($)    10% ($)
      -----                 ---------       -----       -------        ----         -------     -------
Steven M. Rabinovici        100,000 (1)     12.3         14.25     July 16,2002    1,774,871   2,188,174
Kenneth S. Schwartz, M.D.    75,000 (2)      9.2         14.25     Feb. 5, 2007    1,364,026   2,520,057
David R. Jacaruso           100,000 (1)     12.3         14.25     July 16, 2002   1,774,871   2,188,174
Dennis Shields              100,000 (1)     12.3         14.25     July 16, 2002   1,774,871   2,188,174

---------
(1) Options are exercisable only during the last 30 days of the option term; provided, however, that 50% become earlier exercisable if the Common Shares trade at an average closing price per share of at least $22.50 for a period of 90 days, and an additional 50% become earlier exercisable if the Common Shares trade at an average closing price per share of at least $27.50 for a period of 30 days, and 75% become exercisable in the event of a "change of control" as defined therein.
(2) Options vest one-third on February 5, 1998, February 5, 1999 and February 5, 2000.

                     Aggregated 1997 Year End Option Values

                                                       Number of
                                                     Common Shares
                                                      Underlying                     Value of Unexercised
                                                  Unexercised Options                In-The-Money Options
                                                    at 12/31/97 (#)                  at 12/31/97 (1) ($)
               Name                            Exercisable/Unexercisable          Exercisable/Unexercisable
               ----                            -------------------------          -------------------------
Steven M. Rabinovici.......................             0/100,000                                 $0/$0
Kenneth S. Schwartz, M.D. .................         26,597/53,195                                 $0/$0
David R. Jacaruso..........................             0/100,000                                 $0/$0
Dennis Shields.............................             0/100,000                                 $0/$0
Arthur L. Goldberg.........................             100,000/0                           $562,500/$0
Robert Keating.............................        50,000/100,000                     $281,250/$281,250
Dennis Simmons.............................             100,000/0                           $562,500/$0

----------
(1) Based on the closing price, $14.00, as quoted on the NYSE.


Employment Contracts

      In October 1995, the Company entered into an employment agreement with Steven M. Rabinovici, which became effective on January 3, 1996, providing for his employment as Chairman of the Board and Chief Executive Officer for a term, as extended, expiring on December 31, 2000. On December 31 of each year, the term is automatically extended for an additional year, unless on or before such date either party elects to terminate the agreement at the expiration of the term. The agreement provides for an annual base salary of $250,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if Mr. Rabinovici's employment is terminated without cause (as defined in the agreement), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement.

      In October 1995, the Company entered into an employment agreement with David R. Jacaruso, which became effective on January 3, 1996, providing for his employment as Vice Chairman of the Board and President for a term, as extended, expiring on December 31, 2000. As of October 1, 1997, the employment agreement was terminated, without liability, and Mr. Jacaruso became and executive officer of CMIC at an annual base salary of $250,000.

      In October 1995, the Company entered into an employment agreement with Dennis Shields, which became effective on January 3, 1996, providing for his employment as Executive Vice President for a term, as extended, until December 31, 2000. As of October 1, 1997, the employment agreement was terminated, without liability, and Mr. Shields became and executive officer of CMIC at an annual base salary of $250,000.

      In March 1996, the Company entered into an employment agreement with Arthur Goldberg providing for his employment until March 10, 1999. The agreement, as amended, provides for an annual base salary of $220,000, for participation in all executive benefit plans and for the grant of an option to purchase 100,000 Common Shares exercisable for a ten-year period. On April 16, 1997, and March 7, 1998, the Company extended the term of the agreement until March 10, 2000 and March 10, 2001, respectively.

      In March 1996, the Company entered into an employment agreement with Dennis Simmons providing for his employment until March 10, 1999. The agreement, as amended, provides for an annual base salary of $210,000, for participation in all executive benefit plans and for the grant of an option to purchase 100,000 Common Shares exercisable for a ten-year period.

      In March 1996, the Company entered into an employment agreement with Robert Keating commencing on April 8, 1996 providing for his employment until December 31, 1999, but may automatically be extended for two years on mutually agreeable terms. The agreement provides for an annual base salary $185,000 with escalation to a base salary of $199,800 and $215,784, respectively, on March 7, 1997 and March 7, 1998. The agreement also provides for participation in all executive benefit plans and for the grant of an option for 150,000 Common Shares exercisable for a three year period. Up to 50,000 options vest at the end of each year of employment; 47,500 options in each of the first three years will vest based upon a performance formula and 2,500 options in each of the next three years vest without regard to the formula.

      In August 1996, the Company entered into an employment agreement with Kenneth S. Schwartz, M.D. providing for his employment until August 28, 2001. The agreement provides for a base salary of $280,000 and for participation in all executive benefit plans. The Agreement provides for certain incentive bonuses and for the grant of an option for 4,792 Common Shares exercisable for a ten-year period.

      In January 1996, the Company entered into an employment agreement with Joseph M. Scotti, which became effective on January 3, 1996, providing for his employment for an initial term expiring on December 31, 1999. The agreement provides for an annual base salary of $175,000 and for participation in all executive benefit plans. The agreement also provides, among other things, that, if Mr. Scotti's employment is terminated without cause (as defined in the agreement), the Company will pay him an amount equal to the salary which would have been payable to him over the unexpired term of his employment agreement.

Compensation Policies Applicable to Senior Executives

      The Compensation Committee of the Board establishes and administers compensation policies applicable to the Company's executive officers. The key objective in setting such policies is to develop a program designed to attract and retain executives critical to the success of the Company and to reward and motivate these executives for performance which enhances the profitability of the Company and creates value for its shareholders. The Board at large assumed the responsibilities of the Compensation Committee prior to such Committee's first meeting.

      To achieve these objectives, the Compensation Committee has developed a competitive, market driven, base salary program coupled with a long-term incentive program consisting of incentive, non-qualified and performance based stock options with extended vesting periods. The Compensation Committee may also award discretionary cash bonuses. Base salaries, prior to incentive awards, for executive officers are fixed at levels believed to be within a competitive range for comparable positions in comparable companies.

      The base salary levels for all of the Named Executives, except Messrs. Goldberg, Simmons, Keating and Schwartz were established prior to the Company's initial public offering and the expansion of the Board from three members to its current size. The Compensation Committee believes that the salary levels determined prior to going public are consistent with its policies for determining base salary levels. The base salaries and stock option grants to Named Executives, and the base salary levels of and option grants to all other executive officers of the Company were determined in accordance with the Compensation Committee's policies.

      Report submitted by the Compensation Committee: Steven Hirsh, Steven Cohn and Joseph S. Tocci.

Compensation of Directors

      Outside directors are granted options to purchase 20,000 Common Shares, exercisable for 50% of the shares covered immediately upon grant and for the remainder of the shares following one year's service, as soon as practicable after taking office. Mr. Hirsh has waived this grant. The per share exercise price of such options is equal to the fair market value of a Common Share on the date of grant.

Comparative Performance by the Company

      The following graph shows a comparison of cumulative total returns for the Company, the New York Stock Exchange Market Index ("NYSE") and a peer group index.

                        COMPARE CUMULATIVE TOTAL RETURN
                        AMONG COMPLETE MANAGEMENT, INC.,
                        NYSE MARKET INDEX AND PEER GROUP

                               [BAR GRAPH OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table, together with the accompanying footnotes, sets forth information, as of March 27, 1998, regarding share ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Shares, all Named Executives (defined herein), all directors and nominees, and all directors and officers of the Company as a group:

                                              Shares of
                                             Common Stock          Percentage
    Name of Beneficial Owner(1)            Beneficially Owned   of Ownership(11)
    ---------------------------            ------------------   ----------------
Directors, Nominees and Named Executives:

Steven M. Rabinovici(2).................        360,126                2.57%
Arthur L. Goldberg(3)...................        100,500                    *
Dennis Simmons(3).......................        103,500                    *
Kenneth S. Schwartz, M.D.(3)............        121,147                    *
David R. Jacaruso(4)....................        307,452                2.19%
Dennis Shields(5).......................        472,212                3.37%
Robert Keating(3).......................        100,000                    *
Steven Cohn(3)..........................         24,021                    *
Steven A. Hirsh(6)......................        177,777                1.25%
Joseph S. Tocci(3)......................         25,501                    *
All Directors and Officers as a group
  (13 persons)(7).......................      1,310,098                8.88%


                                              Shares of
                                             Common Stock          Percentage
    Name of Beneficial Owner(1)            Beneficially Owned   of Ownership(11)
    ---------------------------            ------------------   ----------------
   5% and Greater Shareholders(8):

Putnam Investments, Inc. ...............      1,302,443                9.28%
Mellon Bank Corporation.................      1,169,600                8.33%
Lawrence Shields, M.D.(9)...............      1,078,291                7.68%
William Harris Investors, Inc. (10).....      1,017,458                7.06%

----------
*   Less than 1%

(1) Address of beneficial owner is c/o Complete Management, Inc. 254 West 31st Street, New York, NY 10001, except address of Dr. Shields is 26 Court Street, Brooklyn, New York 11242, address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, Pennsylvania 15258 and address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109.

(2) Includes 235,126 shares held as custodian for the benefit of his minor son, Jeffrey. Does not include options to purchase 100,000 shares granted on July 16, 1997 expiring five (5) years from the date of grant and exercisable only during the last 30 days of the option term, except that the first date on which the options shall be exercisable shall be accelerated as follows: (i) options to purchase 50,000 shares shall become exercisable if the closing price of the Common Shares is at least $22.50 for 30 consecutive trading days; (ii) options to purchase the balance of the shares covered by the options shall become exercisable if the closing price of the Common Shares is at least $27.50 for 30 consecutive trading days; and (iii) options to purchase 75,000 shares shall become exercisable if a "change in control" (as defined in the option agreement) occurs.

(3) Includes options exercisable within 60 days of the date hereof as follows:
    Arthur L. Goldberg, 100,000; Dennis Simmons, 100,000; Kenneth S. Schwartz, M.D., 26,597; Robert Keating, 100,000; Steven Cohn, 20,000 and Joseph Tocci, 20,000.

(4) Includes shares held by his wife, Marie Graziosi and shares held as custodian for his minor children, Cara Elizabeth and David Francis. Does not include options to purchase 100,000 shares granted on July 16, 1997 expiring five (5) years from the date of grant and exercisable only during the last 30 days of the option term, except that the first date on which the options shall be exercisable shall be accelerated as follows: (i) options to purchase 50,000 shares shall become exercisable if the closing price of the Common Shares is at least $22.50 for 30 consecutive trading days; (ii) options to purchase the balance of the shares covered by the options shall become exercisable if the closing price of the Common Shares is at least $27.50 for 30 consecutive trading days; and (iii) options to purchase 75,000 shares shall become exercisable if a "change in control" (as defined in the option agreement) occurs. Mr. Jacaruso resigned as a director and officer of the Company in October 1997 to become a director and officer of CMIC.

(5) Dennis Shields is the son of Dr. Lawrence Shields. Does not include options to purchase 100,000 shares granted on July 16, 1997 expiring five (5) years from the date of grant and exercisable only during the last 30 days of the option term, except that the first date on which the options shall be exercisable shall be accelerated as follows: (i) options to purchase 50,000 shares shall become exercisable if the closing price of the Common Shares is at least $22.50 for 30 consecutive trading days; (ii) options to purchase the balance of the shares covered by the options shall become exercisable if the closing price of the Common Shares is at least $27.50 for 30 consecutive trading days; and (iii) options to purchase 75,000 shares shall become exercisable if a "change in control" (as defined in the option agreement) occurs. Mr. Shields resigned as an officer and director of the Company in October 1997 to become a director and officer of CMIC.

(6) Consists of (i) 14,833 shares and 83,333 shares issuable on the conversion of Convertible Subordinated Notes owned by a trust of which Mr. Hirsh is the portfolio manager with investment power, (ii) 50,000 shares issuable upon conversion of Convertible Subordinated Notes owned by a limited partnership of which Mr. Hirsh is a general partner with investment power and (iii) 44,444 shares issuable on conversion of Convertible Subordinated Notes owned by Astro Communications, Inc., a company of which Mr. Hirsh is President and Chief Executive Officer.

(7) Includes (i) 716,040 shares issuable upon exercise of options exercisable within 60 days of the date hereof and (ii) 177,777 shares issuable on the conversion of Convertible Subordinated Notes. Does not include shares held by Messrs. Jacaruso and Shields who resigned as executive officers and directors of the Company in October 1997.

(8) Based on reports filed by the shareholder under Section 13 of the Securities Exchange Act of 1934, as amended.

(9) Dr. Lawrence Shields is the father of Dennis Shields.

(10) Includes 398,000 shares beneficially owned by Mr. Harris' wife, 33,333 shares beneficially owned by Astro Communications, Inc. ("ACI"), 87,443 shares beneficially owned by the Harris Foundation, 94,444 shares beneficially owned by William Harris & Co. Employee Profit Sharing Trust ("WH&Co PST") and 50,000 shares beneficially owned by HFF Partners, LP. Mr. Harris has shared voting power in the foregoing shares except for the shares owned by HFF Partners, LP which are included based upon Mr. Harris' relationship with Steven A. Hirsh, an employee of WH & Co. and also a director of the Company. The foregoing share numbers assume the conversion of an aggregate of $3,475,000 Convertible Notes into 386,108 Common Shares. ACI is a NASDAQ bulletin board listed manufacturing company of which Mr. Harris is a 32% owner. WH&Co PST is a retirement plan in which Mr. Harris has an approximate 55.45% beneficial interest. WH&Co is the plan sponsor. WHI Growth Fund, L.P. ("WHIGF") is a private, closed end investment partnership investing primarily in publicly traded equity and fixed income securities. William Harris, Inc. is WHI GF's general partner and Irving B. Harris is an investor in the Fund. HFF Partners, LP is an Illinois limited partnership composed of individuals, some of whom are related to Steven A. Hirsh. Mr. Hirsh is the managing general partner.

Item 13. Certain Relationships and Related Transactions

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, M.D., a neurologist who is also a cofounder and major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. All of the Company's revenues in 1995 and 65% and 28% of its revenues in 1996 and 1997, respectively, were generated from management agreements with GMMS. During 1997, the percentage of revenues generated from such agreements was 45%, 32%, 22% and 17%, respectively, for each of the three-month periods ended March 31, June 30, September 30 and December 31, 1997. The Company is the beneficiary of key-man life insurance policies aggregating $10,000,000 covering the life of Dr. Shields.

      Certain of the Company's full-service clients, Northern Metropolitan Medical, P.C., United Physicians, P.C., Complete Medical Services, P.C., Pain Control Center of NJ, P.C. and Brunswick Anesthesia Associates, P.C., are 100% owned by Kenneth S. Schwartz, a director and executive officer of the Company. During 1997, 23% of the Company's revenues were generated under management agreements with these full-service clients.

      During 1997, the Company paid consulting fees in the amount of $248,056 to MADAJ Dezines, Ltd. ("MADAJ") to provide design services and to acquire furniture and furnishings. MADAJ is controlled by Marie Graziosi, a founder and shareholder of the Company and wife of David Jacaruso, a former President and former Vice Chairman of the Company.

      On December 22, 1997, one of the Company's full service clients, which is owned by Kenneth S. Schwartz, M.D., agreed to acquire the medical practice of Hudson Imaging Associates, P.C. ("HIA") for approximately $1,857,500 in cash. In addition, on such date, the Company agreed to merge AAMC of Chappaqua, Inc. ("AAMCC") with and into a wholly owned subsidiary of the Company for $1,417,485 in Common Shares. Dr. Schwartz, a director and executive officer of the Company, owned a one-third interest in each of HIA and AAMCC. Both transactions were approved at a Special Meeting of the Board of Directors on December 22, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

a) Financial Statements, Financial Statement Schedules and Exhibits:

1. Financial Statements

      The following consolidated financial statements of Complete Management, Inc. and its subsidiaries are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8:

   Index To Financial Statements

   Financial Statements of Complete Management, Inc.                      Page
   -------------------------------------------------                      ----

   Report of Independent Public Accountants                                F-1

   Consolidated Balance Sheets as of December 31, 1997 and 1996            F-2

   Consolidated Statements of Income for the years
   ended December 31, 1997, 1996 and 1995                                  F-3

   Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1997, 1996 and 1995                                  F-4

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                        F-5

   Notes to Consolidated Financial Statements for the years ended
   December 31, 1997, 1996 and 1995                              F-6 to - F-20

2. Financial Statement Schedules:

   Schedule II - Valuation and Qualifying Accounts.........................S-1

3. Exhibits

      See the accompanying Index to Exhibits which precedes the Exhibits filed with this Annual Report on Form 10-K.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under the related instructions or because the required information is presented in the consolidated financial statements or notes thereto and therefore, have been omitted.

                                Index To Exhibits

      Exhibit
         No.                        Description
      -------                       -----------

3.1   Certificate of Incorporation of Complete Management, Inc.*

3.2 Certificate of Amendment to the Certificate of Incorporation filed December 1, 1995.*

3.3   By-Laws of Complete Management, Inc.*

3.4 Certificate of Amendment to the Certificate of Incorporation filed October 14, 1997.**

4.1   Specimen Stock Certificate.*

4.3 Indenture dated as of December 11, 1996 between Complete Management, Inc. and The Chase Manhattan Bank covering $28,750,000 aggregate amount of Convertible Subordinated Debentures due December 15, 2003.***

4.5 Indenture, dated as of June 11, 1996 between Complete Management, Inc. and Chemical Bank covering $40,250,000 aggregate amount of Convertible Subordinated Debentures Due August 15, 2003.***

10.1 Practice Management Services Agreement as of July 1, 1995 between Greater Metropolitan Neurology Services, P.C. and Complete Management, Inc. and Agreement Addendum as of such date.*

10.2 Shareholders Agreement dated June 30, 1995 among Steven Rabinovici, Lawrence W. Shields, Marie Graziosi, David Jacaruso and Dennis Shields.*

10.3 Revised Form of Employment Agreement between the Company and Steven Rabinovici.*

10.4  Revised Form of Employment Agreement between the Company and David
      Jacaruso.*

10.5  Revised Form of Employment Agreement between the Company and Dennis
      Shields.*

10.6  1995 Stock Option Plan of the Complete Management, Inc. *

10.29 Employment Agreement between the Company and Arthur Goldberg.****

10.30 Employment Agreement between the Company and Dennis W. Simmons.****

10.31 Employment Agreement between the Company and Robert Keating. ****

10.37 Practice Management Services Agreement dated as of September 17, 1996 By and Between Northern Metropolitan Radiology Associates, P.C., Northern Metropolitan Radiology Associates, P.A., Personal Breast Services and Ultrasound of Northern Westchester, P.C., NMRA of Connecticut, P.C. and Northern Westchester Diagnostic Partners, P.C. and Advanced Alliance Management Corp.***

10.40 Employment Agreement between the Company and Dr. Kenneth Schwartz.***

11.1  Statement re Computation of Per Share Earnings.

21.1  Subsidiaries of the Registrant.

23.1  Consent of Arthur Andersen LLP.

27.1  Financial Data Schedule

----------

* Previously filed as a similarly numbered Exhibit to Registration Statement No. 33-97894.
** Previously filed as an Exhibit to the Company's Form 10-Q for the period ended November 30,1997.
*** Previously filed as a similarly numbered Exhibit to Registration Statement No. 333-15531.
**** Previously filed as a similarly numbered Exhibit to the Company's Form 10-K for the Year ended December 31, 1995, Commission File No. 0-27260.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPLETE MANAGEMENT, INC.


Date:  March 27, 1998                    By:  /s/  Steven Rabinovici
                                              ----------------------
                                              Steven Rabinovici
                                              Chairman, Chief Executive Officer
                                              and President

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                                  Date
      ---------                                                  ----

      /s/ Steven Rabinovici                                 March 27, 1998
      ------------------------------
      Steven Rabinovici
      Chairman, Chief Executive Officer and President

      /s/ Arthur Goldberg                                   March 27, 1998
      ------------------------------
      Arthur Goldberg
      Vice-Chairman and Chief Financial Officer

      /s/ Steven Cohn                                       March 27, 1998
      ------------------------------
      Steven Cohn
      Director

      /s/ Steven A. Hirsh                                   March 27, 1998
      ------------------------------
      Steven A. Hirsh
      Director

      /s/ Joseph Tocci                                      March 27, 1998
      ------------------------------
      Joseph Tocci
      Director

      /s/ Kenneth S. Schwartz                               March 27, 1998
      ------------------------------
      Kenneth S. Schwartz
      Director

      /s/ Alan Goldstein                                    March 27, 1998
      ------------------------------
      Alan Goldstein
      Vice President-Finance and
      Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Management, Inc.:

We have audited the accompanying consolidated balance sheets of Complete Management, Inc. (a New York corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Management, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
New York, New York
March 26, 1998

                            COMPLETE MANAGEMENT, INC.
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996


                          Assets                                          1997        1996
                                                                          ----        ----
Current assets:                                                   (in thousands, except share data)
   Cash and cash equivalents                                           $   3,689    $  40,138
   Marketable securities                                                   6,894       32,467
   Notes receivable from a related party                                      12        1,987
   Notes receivable - other                                                  553           --
   Accounts receivable, net of unamortized discount of
     $1,087 and $489, respectively and allowance for
     doubtful accounts of $1,501 and $0, respectively                     68,312       26,182
   Short-term investments                                                  2,107        1,811
   Prepaid expenses and other current assets                               1,935          974
                                                                       ---------    ---------
            Total current assets                                          83,502      103,559

Long-term portion of notes receivable from a related party                    --          171

Long-term portion of accounts receivable, net of
   unamortized discount of $1,579 and $1,605, respectively                32,678       26,327

Property and equipment, less accumulated depreciation and
   amortization of $5,665 and $2,936, respectively                        24,707        7,093

Intangible assets, less accumulated amortization of
   $2,183 and $567, respectively                                          52,951       21,610

Debt issuance cost                                                         6,641        7,219

Advances to full service clients                                          19,258           --

Other assets                                                               6,323          370
                                                                       ---------    ---------
            Total assets                                               $ 226,060    $ 166,349
                                                                       =========    =========

           Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                               $   5,218    $   4,256
   Income taxes payable                                                    3,741          647
   Deferred income taxes - current                                         3,946        1,216
   Deferred revenue                                                          115           --
   Deferred purchase price                                                 5,741           --
   Notes payable                                                           5,242           --
   Current portion of capital lease obligations                            1,894          672
   Current portion of long-term debt                                      10,015          535
                                                                       ---------    ---------
            Total current liabilities                                     35,912        7,326
                                                                       ---------    ---------

Deferred income taxes - noncurrent                                         7,907       12,398

Capital lease - noncurrent                                                 4,164        1,717

Deferred rent                                                                136          149

Long-term debt                                                                --          255

Convertible subordinated debentures                                       73,844       74,000

Minority interest                                                          4,174           --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; authorized,
     2,000,000 shares, issued and outstanding, none                           --           --
   Common stock, $.001 par value; authorized, 20,000,000
     shares, issued and outstanding, 11,421,884 shares at
     December 31, 1997 and 10,031,471 shares at December
     31, 1996                                                                 11           10
   Paid-in capital                                                        79,987       58,270
   Retained earnings                                                      20,698       12,491
   Unrealized loss on marketable securities available for
     sale                                                                   (773)        (267)
                                                                       ---------    ---------
            Total stockholders' equity                                    99,923       70,504
                                                                       ---------    ---------
            Total liabilities and stockholder's equity                 $ 226,060    $ 166,349
                                                                       =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

                          COMPLETE MANAGEMENT, INC.
                      Consolidated Statements of Income
             For the years ended December 31, 1997, 1996 and 1995

                                                          1997        1996        1995
                                                          ----        ----        ----
                                                       (in thousands, except share data)
Revenue:
   From a related party                                 $ 20,159    $ 21,463    $ 12,294
   Other revenue                                          52,225      11,695          --
   Interest discount                                      (2,779)     (2,166)     (2,016)
                                                        --------    --------    --------
            Net revenues                                  69,605      30,992      10,278
                                                        --------    --------    --------

Operating expenses:
   Cost of revenues                                       36,810      12,308       2,771
   General and administration expenses                    18,132       9,143       2,974
                                                        --------    --------    --------
            Total operating expenses                      54,942      21,451       5,745
                                                        --------    --------    --------

            Income from operations                        14,663       9,541       4,533

Reversal of interest discount                              2,206       2,452       1,585

Interest expense                                          (7,084)     (2,740)        (46)

Interest, dividends and other income, net                  3,442       1,040          16

Gain on partial equity disposition                           850          --          --
                                                        --------    --------    --------
            Income before provision for income taxes      14,077      10,293       6,088

Provision for income taxes                                 5,870       4,879       2,862
                                                        --------    --------    --------
            Net income                                  $  8,207    $  5,414    $  3,226
                                                        ========    ========    ========

Basic net income per share                              $   0.78    $   0.70    $   1.08
                                                        ========    ========    ========

Weighted average number of shares outstanding             10,549       7,730       2,981
                                                        ========    ========    ========

Diluted net income per share                            $   0.74    $   0.66         N/A
                                                        ========    ========    ========

Diluted weighted average number of shares outstanding     15,993      10,087         N/A
                                                        ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1997, 1996 and 1995

                                                              Unrealized
                                                                (Loss)
                                                                  on
                                                              Marketable
                                                              Securities
                            Preferred    Common     Paid-in    Available   Retained
                              Stock       Stock     Capital    for Sale    Earnings    Total
                            ---------    ------     -------   ----------   --------    -----
                                       (in thousands, except share data)
Balance, December 31, 1994     $ --     $      3   $     --    $     --    $  3,851   $  3,854
   Issuance of 27,778
   shares of common stock
   at $.001 par value to
   secured lenders               --           --        250          --          --        250
   Net income for the year
   ended December 31, 1995       --           --         --          --       3,226      3,226
                               ----     --------   --------    --------    --------   --------
Balance, December 31, 1995       --            3        250          --       7,077      7,330

   Issuance of 2,000,000
   shares of common stock
   at $.001 par value, net
   of registration costs         --            2     14,392          --          --     14,394

   Issuance of 2,457,725
   shares of common stock
   at $.001 par value for
   MMI Merger                    --            2     14,784          --          --     14,786

   Issuance of 525,637
   shares of common stock
   at $.001 par value for
   various acquisitions          --            1      4,875          --          --      4,876

   Issuance of 2,000,000
   shares of common stock
   at $.001 par value, net
   of registration costs         --            2     23,864          --          --     23,866

   Unrealized loss on
     marketable securities       --           --         --        (267)         --       (267)

   Cost of options
   associated with
   issuance of debt              --           --        105          --          --        105


   Net income for the year
   ended December 31, 1996       --           --         --          --       5,414      5,414
                               ----     --------   --------    --------    --------   --------

Balance, December 31, 1996       --           10     58,270        (267)     12,491     70,504

   Issuance of 175,777
   shares of common stock
   at $.001 par value for
   the exercise of
   warrants and options          --           --      1,407          --          --      1,407

   Issuance of 42,000
   shares of common stock
   at $.001 par value to
   vendors and brokers for
   payment of services
   performed                     --           --        659          --          --        659

   Issuance of 1,125,788
   shares of common stock
   $.001 par value for
   various acquisitions          --            1     19,242          --          --     19,243

   Issuance of 30,110
   shares of common stock
   at $.001 par value for
   conversion of
   debentures and notes          --           --        424          --          --        424

   Issuance of 16,738
   shares of common stock
   at $.001 par value to
   employees                     --           --        276          --          --        276

   Costs associated with
   the issuance of stock         --           --       (291)         --          --       (291)

   Unrealized loss on
   marketable securities         --           --         --        (506)         --       (506)

   Net income for the year
     ended December 31,
                      1997       --           --         --          --       8,207      8,207
                               ----     --------   --------    --------    --------   --------

Balance, December 31, 1997     $ --     $     11   $ 79,987    $   (773)   $ 20,698   $ 99,923
                               ----     ========   ========    ========    ========   ========

The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1997, 1996 and 1995

                                                                                              1997         1996         1995
                                                                                           ---------    ---------    ---------
                                                                                                      (in thousands)
Cash flows from operating activities:
    Net income                                                                             $   8,207    $   5,414    $   3,227
    Adjustments to reconcile net income to net cash (used in) provided by operating activities
            Depreciation and amortization                                                      5,621        2,388          102
            Discount of accounts receivable, net of amortization                                  --          286          431
            (Gain) on sale of marketable securities - available for sale                        (693)          --           --
            (Gain) on partial equity disposition                                                (850)          --           --
            Recovery of reserve for uncollectible accounts receivable                             --         (486)          --
            Provision for deferred income taxes                                               (1,761)         277        2,862
            Income applicable to minority interest                                                24           --           --
            Amortization of original issue discount                                               --          238           13
            Changes in operating assets and liabilities-
                Notes receivable from a related party                                            188       (1,488)          --
                Accounts receivable                                                          (47,311)     (27,099)      (7,636)
                Prepaid expenses and other current assets                                     (1,227)        (791)          --
                Accounts payable and accrued expenses                                            (36)      (1,889)       1,946
                Income taxes payable                                                           3,094        4,820           (1)
                Other assets                                                                  (4,191)         (45)          23
                Deferred revenue                                                                 674           68          121
                                                                                           ---------    ---------    ---------
                        Net cash (used in) provided by operating activities                  (38,261)     (18,307)       1,088
                                                                                           ---------    ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                                                       (14,305)      (1,953)        (178)
    Businesses acquired                                                                      (10,141)      (5,528)          --
    Loans advanced to acquire businesses                                                     (19,296)          --           --
    Cash acquired in business acquisition                                                        652           --           --
    Purchase of marketable securities                                                        (56,105)    (102,903)          --
    Proceeds from sales and maturities of marketable securities                               82,025       70,666           --
    Purchase of short-term investments                                                          (653)      (1,811)          --
                                                                                           ---------    ---------    ---------
                        Net cash used in investing activities                                (17,823)     (41,529)        (178)
                                                                                           ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of underwriters' commission and expenses       1,216       41,543           --
    Payment of registration costs of common stock                                                 --       (3,521)      (1,985)
    Proceeds from issuance of subordinated debentures and notes, net of underwriters'
        commission and expenses                                                                4,987       67,450        1,000
    Contribution from minority interest                                                        5,000           --           --
    Deferred note issuance cost                                                                 (245)      (3,428)          --
    Repayment of notes payable                                                                    --       (1,444)          --
    Repayment of long-term debt                                                                 (393)         (76)          --
    Repayment of capital lease obligations                                                    (1,180)        (550)          --
    Proceeds from bank line of credit                                                         10,250           --           --
    Bank overdraft                                                                                --           --           75
                                                                                           ---------    ---------    ---------
                        Net cash provided by (used in) financing activities                   19,635       99,974         (910)
                                                                                           ---------    ---------    ---------
                        Net (decrease) increase in cash and cash equivalents                 (36,449)      40,138           --

Cash and cash equivalents at the beginning of the year                                        40,138           --           --
                                                                                           ---------    ---------    ---------

Cash and cash equivalents at the end of the year                                           $   3,689    $  40,138    $      --
                                                                                           ---------    ---------    ---------

Supplemental disclosures of cash flow information:
    Cash paid during the year for-
        Interest                                                                           $   6,609    $   1,406    $      21
        Taxes                                                                                  2,919          232           --

Noncash investing and financing activities:
    Capital stock and debt issued for acquisitions of businesses                           $  16,763    $  19,843    $     250
    and assets Issuance of stock in exchange for management agreement                                       2,025           --
Assets acquired under capital lease                                                            3,044           --           --

 The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

1. DESCRIPTION OF BUSINESS

      Complete Management, Inc., a New York corporation ("CMI" and, together with its subsidiaries, the "Company"), was incorporated on December 30, 1992. From the time of its incorporation through March 31, 1993, the Company had no operations. The Company commenced operations in April 1993 when it entered into a management agreement with its initial client, Greater Metropolitan Medical Services ("GMMS"), a multi-specialty medical practice that specializes in the evaluation, diagnosis and treatment of injured patients. In December 1995, simultaneous with its initial public offering, the Company agreed to merge with Medical Management, Inc. ("MMI"), a company that then had a common control group with the Company and owned and provided administrative support for magnetic resonance imaging ("MRI") and other diagnostic imaging equipment to GMMS and others. On October 2, 1996, the Company acquired Advanced Alliance Management Corp. ("AAMC"), a physician practice management company operating in the Hudson Valley region, through a merger into a wholly owned subsidiary of the Company. On June 17, 1997, the Company acquired Consumer Health Network, Inc. ("Consumer Health Network"), a preferred provider organization ("PPO") operating in New Jersey.

      The Company currently provides physician practice management services to medical practices and hospitals located in the New York metropolitan area, particularly New York City, Long Island, the Hudson Valley region and portions of New Jersey and Connecticut. The Company's services range from managing all non-medical aspects of its full service clients' businesses to providing limited non-medical services, such as billing and collection, transcription and temporary staffing to its partial service clients. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment at seven hospitals. The Company also owns Consumer Health Network, a PPO operating in New Jersey and, to a more limited extent, New York and Connecticut. Consumer Health Network is the largest PPO in New Jersey.


2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Preparation of Financial Statements

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      The Company earns its fees from full service clients for managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company also receives hourly consulting charges, per use fees when MRI and other diagnostic imaging equipment is provided and, in the case of GMMS, reimbursement of a portion of the Company's corporate overhead expenses. Fixed and percentage fees are subject to periodic upward readjustment after one or two years based on specified formulae or procedures. The Company earns its fees from partial service clients primarily by providing billing and collection services for a fee based on a percentage of collections. Consumer Health Network earns its fees from self-insured employer groups, union groups, insurance companies and other third party payors based primarily on a percentage of the savings generated through the use of its network. The Company's fees for owning and providing administrative support for MRI and other diagnostic imaging equipment are earned on the basis of a charge for each use of the equipment.

      To the extent permitted by applicable law, management fees due to the Company from its full service clients are collateralized through the assignment, on a full recourse basis, of such client's patient service receivables.

The clients' ability to pay these fees is dependent on the Company's ability to collect, on behalf of its full service clients, these receivables. Due to the long-term collection cycle associated with assigned receivables from GMMS, these revenues are discounted using the Company's incremental borrowing rate and management's estimate of the collection cycle.

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

Financial Statement of Full Service Clients

      The Company earns fees from its full service clients by managing the non-medical aspects of their medical practices, generally under 30 year management agreements. Since the Company does not have an ownership interest in such clients, the Company's consolidated financial statements do not include the financial statements of its full service clients.

      The activities of the Company's full service clients consist primarily of rendering medical services to patients through physicians and other medical personnel employed by them. Their income statements include (a) fees generated from rendering medical services, (b) compensation to physicians and other medical personnel, (c) other expenses related to rendering medical services and
(d) management fees due to the Company. Their principal asset is the accounts receivable due from third party payors and/or patients for the provision of medical services (minimal services are paid for by the patient at the time service is rendered). Their principal liabilities are the amounts due to physicians and other medical personnel for the performance of medical services and the management fees due to the Company under its management agreements.

      The following unaudited table sets forth the operating results of the Company's full-service clients for the years ended December 31, 1997, 1996 and 1995. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                               Years Ended December 31,
                                               ------------------------
(unaudited)                                1997        1996        1995
                                         --------    --------    --------
                                                   (in thousands)
Gross physician billings ............    $ 98,028    $ 48,167    $ 24,010
Contractual allowances ..............     (18,125)     (2,676)     (2,340)
                                         --------    --------    --------
Net physician billings ..............      79,903      45,491      21,670

Management fees .....................      47,986      25,365      18,283
Medical personnel payroll ...........      22,457       8,562       2,340
Other expenses ......................       9,638       9,675         525
                                         --------    --------    --------
            Total expenses ..........      80,081      43,602      21,148
                                         --------    --------    --------

Net income ..........................    $   (178)   $  1,889    $    522
                                         ========    ========    ========

Full service clients--management fees:
      GMMS ..........................    $ 20,159    $ 21,463    $ 12,294
      Other clients .................      27,827       3,902       5,989
                                         --------    --------    --------
            Total management fees ...    $ 47,986    $ 25,365    $ 18,283
                                         ========    ========    ========

      Audited financial statements of the Company's full service clients have not been presented because management believes that audited financial statements of their practices would not provide any additional information that would be meaningful in the evaluation of the Company's financial position, results of operations, or cash flow.

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of its gross revenues were generated from agreements with GMMS, respectively. During 1997, the percentage of revenues generated from such agreements was 45%, 32%, 22% and 17%, respectively, for each of the three month periods ended March 31, June 30, September 30 and December 31, 1997.

Depreciation and Amortization

      Medical equipment, office furniture, and computer and telephone equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (5 to 7 years). Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset.

Accounting for Impairments in Long-Lived Assets

      The Financial Accounting Standards Board ("FASB") has issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Being Disposed Of" ("SFAS 121"), which the Company adopted on January 1, 1996. This statement requires that long-lived assets and identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable. In evaluating recoverability, the Company estimates the future cash flows expected to result from the asset and its eventual disposition. If the sum of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. No such loss was recognized in the December 31, 1997 financial statements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Marketable Securities

      The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities".

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

      The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in interest, dividends and other income, net. The cost of securities sold is based on the specific identification method.

Excess of Purchase Price Over Net Assets of Businesses Acquired

      The excess of purchase price over net assets of businesses acquired ("goodwill") is amortized on a straight-line basis over a period of twenty years. In accordance with SFAS No. 121, the carrying value of goodwill is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company believes that no material impairment of goodwill exists at December 31, 1997.

Income Taxes

      Income taxes are determined under the asset and liability method as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities.

Stock Options

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1997 fiscal year. As a result of the Company's intention to continue using the measurement prescribed by APB Opinion No. 25, and provide the disclosure required by SFAS No. 123, this pronouncement will not affect the Company's financial position or results of operations.

Earnings Per Share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), under which it is required to present basic and diluted earnings per share information. Basic earnings per share is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is based on the above, common share equivalents outstanding, and if dilutive, adjusted for the assumed conversion of the Company's convertible subordinated debentures and convertible notes, and the assumed increase in net income for the after tax interest cost of the debentures and convertible notes. Earnings per share for prior periods presented have been restated to conform with the provisions of SFAS No. 128.

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                         Year Ended December 31, 1997                   Year Ended December 31, 1996
                                 -----------------------------------------       -----------------------------------------
                                   Income          Shares         Per Share        Income          Shares        Per Share
                                 (Numerator)   (Denominator)       Amounts       (Numerator)   (Denominator)       Amounts
                                 -----------   -------------       -------       -----------   -------------       -------
                                                            (In thousands, except per share data)
Basic EPS
Net earnings attributable
to common stock                 $       8,207          10,549   $        0.78   $       5,414           7,730   $        0.70
                                                                =============                                   =============
Effect of Dilutive Securities
Stock options                                             328                              --             287
Stock warrants                                             53                              --              39
Convertible Debt                        3,550           5,063                           1,216           2,031
                                -------------   -------------                   -------------   -------------
Diluted EPS
Net earnings attributable
to common stock and
assumed option and
warrant exercises, and
debt conversion                 $      11,757          15,993   $        .074   $       6,630          10,087   $        0.66
                                =============   =============   =============   =============   =============   =============

                                           Year Ended December 31, 1995
                                 ----------------------------------------
                                   Income          Shares        Per Share
                                 (Numerator)   (Denominator)      Amounts
                                 -----------   -------------      -------
Basic EPS
Net earnings attributable
to common stock                 $       3,226           2,981   $        1.08
                                                                =============
Effect of Dilutive Securities
Stock options                              --              --
Stock warrants                             --              --
Convertible Debt                                           --
                                -------------   -------------
Diluted EPS
Net earnings attributable
to common stock and
assumed option and
warrant exercises, and
debt conversion                 $       3,226           2,981             N/A
                                =============   =============   =============

      In February 1998, the Company completed a secondary offering of 2,300,000 Common Shares at $10.75 per share and received net proceeds of $22,415,000. Costs incurred with respect to the registration of the common shares in addition to the underwriter's commission and expenses, including repayment of a $7,966,000 principal amount of the Revolving Credit Loan, were $8,666,000.

Management Agreement

      Directly prior to the acquisition of AAMC, in September 1996, the Company issued 3.5 shares to each of four shareholders of Northern Metropolitan Radiology Associates ("NMRA") for a nominal amount, and, entered into a formal 30 year management agreement with NMRA. As a result of these series of transactions, approximately $2,000,000 has been assigned to the management agreement and will be amortized over a period not to exceed 20 years. The value assigned to the management agreement is based upon the fair value per share of the Company's outstanding Common Shares based upon the acquisition price.

Recently Issued Accounting Standards

      In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in fiscal year 1998.

      In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures abut products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in fiscal year 1998.

Reclassifications

      Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 1997 presentation.

3. MARKETABLE SECURITIES

      Marketable securities available-for-sale at December 31, 1997 and 1996 were as follows:

December 31, 1997
                                                    Gross unrealized
                                                    ----------------
                                                                      Estimated
                                            Cost    Gains   Losses   Fair Value
                                          --------------------------------------
                                                     (in thousands)
Equity securities                         $ 7,401  $   520  $(1,736)  $ 6,185
Municipal debt securities                     952       --     (243)      709
                                          -------  -------  -------   -------
Total                                     $ 8,353  $   520  $(1,979)  $ 6,894
                                          =======  =======  =======   =======


December 31, 1996
                                                    Gross unrealized
                                                    ----------------
                                                                      Estimated
                                            Cost    Gains   Losses   Fair Value
                                          --------------------------------------
                                                     (in thousands)
Equity securities                         $ 2,556  $    44  $  (234)  $ 2,366
U.S. Treasury securities and obligations
  of U.S. Government agencies               7,203       32       (4)    7,231
U.S. corporate debt securities              6,161        1      (86)    6,076
Municipal debt securities                  16,813       --      (20)   16,793
                                          -------  -------  -------   -------
Total                                     $32,733  $    77  $  (344)  $32,466
                                          =======  =======  =======   =======

      The net effect of the unrealized gains and losses in the above tables are reflected in the December 31, 1997 and 1996 balance sheets net of income tax.

      During the year ended December 31, 1997, the proceeds from the sale of available-for-sale-securities were approximately $141,785,000. Gross realized gains and losses totaled approximately $2,595,000 and $1,902,000, respectively.

      During the year ended December 31, 1996, the proceeds from the sale of available-for-sale securities were approximately $145,839,000. Gross realized gains and losses totaled $675,000 and $1,131,000, respectively.

4. ACCOUNTS RECEIVABLE

      The Company's accounts receivable are primarily generated from full service clients under management agreements pursuant to which the Company is entitled to management fees for practice management services performed on behalf of its clients. As collateral for its management fees, the Company has a security interest in all its full service client's patient receivables to the extent permitted by applicable law.

      The Company's full service clients are liable to the Company for management fees regardless of whether the client collects payment for the medical services rendered. The Company, however, has historically deferred collecting amounts owed to it when clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients, particularly GMMS, remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at December 31, 1997 was 329 days. As a result of this long collection cycle, the Company requires more capital to finance its receivables than do most other businesses. The inability of the Company's clients to collect their receivables could adversely affect their ability to pay the Company's management fees, which in turn, could have a material adverse effect on the Company.

      Notes receivable from a related party included in the accompanying balance sheets represent working capital advances made to GMMS that are due on demand.

      At December 31, 1997, $57,364,000 or, 56.8% of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient service receivables due to GMMS with a face amount of $72,881,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. On a quarterly basis, the Company reviews, based on estimated rates of collection for each class of patient service and estimated allowances for uncollectible balances, the adequacy of GMMS's collateral. From January 1, 1992 through December 31, 1997, GMMS billed its patients and third-party payors an aggregate of $125,956,000, of which $49,248,000, or 39.1%, had been collected by December 31, 1997. In order for GMMS's patient receivables outstanding at December 31, 1997 to cover the Company's management fees owed by GMMS at that date, 78.7% of such patient receivables must be collected, representing an overall collection rate of 84.6% on GMMS's billings through December 31, 1997.

      More specifically, at December 31, 1997, approximately $25,083,000, or 34.4%, of GMMS's total patient service receivables were generated through the performance of medical services for which GMMS will be paid only upon the successful resolution of negligence claims made by the patients against third parties, either through a judicial determination or settlement. From January 1, 1992 to December 31, 1997, GMMS billed approximately $30,761,000 of such receivables, of which $4,673,000, or 15.2%, had been collected by December 31, 1997. In measuring the adequacy of such receivables as collateral for the Company's management fees charged to GMMS, the Company has estimated that it will collect, on behalf of GMMS, approximately 55% of these outstanding receivable balances. The Company estimates, based upon industry factors and GMMS's historical collection experience prior to its association with the Company, that the entire collection process for these contingent claims generally ranges from one to seven years. Since 1994, however, the percentage of cases resolved within two years of providing service has declined, which may result in an even longer collection cycle or a lower rate of collection. The Company believes that this decline is the result of payors more consistently deferring settlement of these matters until just prior to trial.

5. INTANGIBLE ASSETS


                                                       December 31,
                                                   -------------------
                                                       1997       1996
                                                   --------   --------
                                                      (in thousands)
Excess of purchase price over net assets acquired  $ 55,133   $ 19,522
Management agreements                                    --      2,655
                                                   --------   --------
                                                     55,133     22,177
Less: accumulated amortization                       (2,182)      (567)
                                                   --------   --------
                                                   $ 52,951   $ 21,610
                                                   ========   ========

6. STOCKHOLDERS' EQUITY

Re-capitalization

      In December 1995, the Company completed an initial public offering of 2,000,000 Common Shares at $9.00 per share and received net proceeds of $13,480,000. Costs incurred with respect to the registration of the Common Shares in addition to the underwriter's commission and expenses, including repayment of certain notes, were $3,520,000. In connection with this offering, the Company sold to the underwriters' representatives, for nominal consideration, warrants to purchase 200,000 Common Shares at a purchase price of $10.80 per share. The warrants are exercisable for a period of four years commencing on the anniversary date of the offering.

      On January 3, 1996, the Company completed the merger of MMI into a wholly owned subsidiary of the Company. The terms of the merger provided that MMI shareholders receive .778 CMI common shares for each MMI common share outstanding. The Company issued 2,457,725 Common Shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI common shares. The excess of purchase price over net assets acquired of $8,580,000 as a result of the acquisition of MMI, is being amortized on a straight-line basis over a period of twenty years.

      On December 5, 1996, the Company issued 2,000,000 Common Shares at $13.75 per share and received net proceeds of $23,864,000. In connection with this offering, the Company sold to the underwriters' representatives, for nominal consideration, warrants to purchase up to 356,250 Common Shares at a price of $25.31 per share. The warrants are exercisable for a period of four years commencing December 5, 1997. The warrants provide for reductions, which in certain circumstances could be material, in the exercise price upon the occurrence of certain events, including the issuance by the Company of Common Shares for a price below the market price of the Common Shares, and corresponding potentially significant increases in the number of shares purchasable upon exercise of the warrants. The warrants also provide for adjustment of the type of securities issuable upon exercise to reflect changes in the Common Shares. The warrants grant to the holders thereof certain rights with respect to the registration under the Securities Act of the securities issuable upon exercise thereof.

7. STOCK OPTION PLAN

      In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") covering up to 700,000 Common Shares, pursuant to which, officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. On July 16, 1997, shareholders of the Company approved an amendment to the Plan increasing the number of Common Shares eligible for issuance thereunder to 1,700,000. The Plan, which expires on May 14, 2005, is administered by the Compensation Committee of the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to ten years from the date of the grant, at an exercise price not less than the fair market value at the date of the grant, except that the term of the incentive options granted under the Plan to a stockholder owning more than 10% of the outstanding Common Shares may not exceed five years. The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                            Year Ended December 31,
                            -----------------------
                               1997       1996
                               ----       ----
                          (in thousands, except for
                               per share data)
Net income:   as reported     $8,207     $5,414
              pro forma       $7,642     $3,397

Basic EPS:    as reported      $0.78      $0.70
              pro forma        $0.72      $0.44

Diluted EPS:  as reported      $0.74      $0.66
              pro forma        $0.70      $0.46

      No options have been issued or granted for periods prior to 1996 and as a result the SFAS No. 123 method of accounting has not been applied for those periods. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

      A summary of the status of the Plan at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                         1997                       1996
                                  -----------------------------------------------------
                                              Weighted                 Weighted Average
                                               Average                     Exercise
                                  Options  Exercise Price     Options       Price
                                  -----------------------------------------------------
Outstanding at beginning of year   1,134      $ 9.7550            --       $     --
Granted                              817      $14.2683         1,166       $ 9.7171
Exercised                            (83)     $ 8.8175            (4)      $ 8.3750
Forfeited                            (26)     $14.2500           (28)      $ 8.3750
Expired                               --      $     --            --       $     --
                                  -----------------------------------------------------
Outstanding at end of year         1,842      $11.7791         1,134       $ 9.7550
                                  -----------------------------------------------------
Exercisable at end of year           734      $10.2169           381       $ 9.7430
                                  -----------------------------------------------------

Weighted average fair value of
  options granted                $4.2365                     $3.4935

      At December 31, 1997, all of the 1,841,960 options outstanding under the Plan have a weighted average exercise price of $11.78 and weighted average remaining contractual life of 5.82 years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 5.96% and 5.86%; no expected dividend yield; expected lives of 2 and
2.5 years; expected stock price volatility of 45.0% and 52.5%.

      Exercise prices for outstanding options at December 31, 1997 and 1996 range from $8.375 to $15.75.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Options Outstanding                         Options Outstanding
                     -------------------------------------------------    ------------------------------
                        Number          Weighted                            Number
                     Outstanding at      Average          Weighted        Exercisable at    Weighted
Range of               December 31,     Remaining          Average         December 31,      Average
Exercise Prices          1997        Contractual Life   Exercise Price        1997        Exercise Price
---------------      --------------  ----------------   --------------    --------------  --------------
                     (in thousands)                                      (in thousands)
$8.375 - $12.56               765         4.0447           $8.3750             497           $ 8.3750
$12.57 - $15.75             1,077         6.7058          $14.1955             237           $14.0862
                       ----------                                           ------
                            1,842                                              734
                       ==========                                           ======

8. DEFINED CONTRIBUTION PLAN

      On September 23, 1997, the Company adopted the Complete Management, Inc. and Managed Entities Retirement Savings Plan Trust, a 401(K) Savings Plan Trust (the "401(K) Plan") for all qualified employees. The terms of the 401(K) Plan provide for employee contributions on a pre-tax basis up to a maximum of 15% of total compensation, with matching contributions to be made by the Company equal to 50% of an eligible employee's deferral up to 4% of such employee compensation. The Company's matching contribution is subject to certain vesting requirements.

9. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                         December 31,
                                     -------------------
                                       1997       1996
                                     --------   --------
(in thousands)
Medical equipment                    $  8,833   $  5,032
Leasehold improvements                  8,250      2,484
Land and building                       1,082         --
Office furniture                        2,781      1,140
Computer and telephone equipment        5,941      1,349
Motor vehicle                              23         24
Construction in progress                3,451         --
Fixed asset deposits                       11         --
                                     --------   --------
                                     $ 30,372   $ 10,029
Less: accumulated depreciation and
amortization                           (5,665)    (2,936)
                                     --------   --------
Net property and equipment           $ 24,707   $  7,093
                                     ========   ========

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                              December 31,
                                             --------------
                                              1997    1996
                                             ------  ------
                                             (in thousands)
Accounts payable                             $2,585  $1,601

Accruals and other current liabilities        2,508   2,655
                                             ======  ======
  Total accounts payable and
    accrued expenses                         $5,093  $4,256
                                             ======  ======

11. NOTES PAYABLE

      On October 17, 1997, the Company issued $5,000,000 principal amount of notes (the "8% Notes") in a private placement. The 8% Notes bear interest at 8% per annum and are due on April 30, 1998. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 Common Shares. If the 8% Notes are not repaid on or prior to April 30, 1998, they will immediately become convertible into Common Shares at a conversion price of $9.00 per share and the maturity date will be extended to March 20, 2001. On February 24, 1998, the Company repaid $2,500,000 principal amount of the 8% Notes.


12. LONG-TERM DEBT, CONVERTIBLE SUBORDINATED DEBENTURES AND REVOLVING CREDIT FACILITY

      On March 20, 1996, the Company sold $2,000,000 of Convertible Subordinated Notes (the "Convertible Subordinated Notes") and on July 10, 1996 a further $3,000,000 of such notes to accredited investors. The Convertible Subordinated Notes bear interest at 8% and are payable quarterly. The entire principal amount is due March 20, 2001. Holders of the Convertible Subordinated Notes may convert all or any portion into Common Shares of the Company at $9.00 per share, subject to adjustment for stock splits, dividends, re-capitalization, etc. Under certain circumstances, such as a change in control, holders of the Convertible Subordinated Notes may require the Company to redeem the notes at 125% of the original principal amount. The Convertible Subordinated Notes are subordinate in right of payment to certain future indebtedness, which may be incurred by the Company.

      On June 5, 1996, the Company issued $40,250,000 principal amount of First Series Convertible Subordinated Debentures ("First Series Debentures"). The First Series Debentures bear interest at the rate of 8% per annum payable on August 15 and February 15 of each year until paid in full. Holders of the First Series Debentures may convert all or any portion of the principal amount thereof into Common Shares of the Company at an initial conversion price of $14.00 per share, subject to adjustment for stock splits, dividends, re-capitalization, etc. The First Series Debentures are not redeemable prior to June 5, 1999. Thereafter, the First Series Debentures are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the First Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the closing price of the Company's common shares has equaled or exceeded $19.125, subject to adjustment in certain events. In the event that a Repurchase Event (as defined therein) occurs, subject to certain conditions, each holder of a First Series Debenture shall have the right to require the Company to purchase all or any part of such holder's First Series Debentures at 100% of the principal amount thereof plus accrued interest.

      On December 5, 1996, the Company issued $28,750,000 principal amount of Second Series Convertible Subordinated Debentures ("Second Series Debentures"). The Second Series Debentures bear interest at the rate of 8% per annum payable on June 15 and December 15 of each year until paid in full. Holders of the Second Series Debentures may convert all or any portion of the principal amount thereof into Common Shares of the Company at an initial conversion price of $16.00 per share, subject to adjustment for stock splits, dividends, re-capitalization, etc. The Second Series Debentures are not redeemable prior to December 5, 1999. Thereafter, the Second Series Debentures are redeemable in whole or in part, from time to time, at the option of the Company, at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Second Series Debentures may not be redeemed prior to maturity unless for the 20 consecutive trading days prior to the date of notice of such redemption, the closing price of the Company's Common Shares has equaled or exceeded $21.1875, subject to adjustment in certain events. In the event that a Repurchase Event (as defined) occurs, subject to certain conditions, each holder of a Second Series Debenture shall have the right to require the Company to purchase all or any part of such holder's Second Series Debentures at 100% of the principal amount thereof plus accrued interest.

      The Company borrowed $5,000,000 principal amount in February 1997 and $5,000,000 principal amount in May 1997 under a revolving credit facility (the "Revolving Credit Loan"). In January 1998, in connection with extending the maturity date of the Revolving Credit Loan to April 10, 1998, such loan became secured by receivables and other assets of the Company. On February 9, 1998, pursuant to the terms of an amendment to the Revolving Credit Loan, the Company agreed to a formula under which it was required to use $7,966,000 of the net proceeds of its secondary offering in February 1998 to repay amounts due under the Revolving Credit Loan. In addition, if the Company raises additional debt or equity capital, the Company will be required to apply 50% or 40%, respectively, of the net proceeds thereof to repay the remaining balance of the Revolving Credit Loan. The Company has also agreed to a limit on its use of cash and short-term debt to complete future acquisitions. After giving effect to the secondary offering in February, this limit is $8,208,000 plus 50% of the net proceeds of any additional sales of capital stock.

      Long-term debt consists of the following:

                                                                                December 31,
                                                                              ----------------
                                                                                1997     1996
                                                                              -------  -------
                                                                               (in thousands)
First Series 8% Convertible Subordinated Debentures, due August 15, 2003      $40,194  $40,250
Second Series 8% Convertible Subordinated Debentures, due December 15, 2003    28,750    8,750
8% Convertible Subordinated Notes, due March 20, 2001                           4,900    5,000
Interest-free note payable to a PC on the acquisition of AAMC,
  repaid in full in January, 1997                                                  --      325
Various notes payable with interest rates ranging from 5.45% to
  9.75% and due dates ranging from September, 1997 through July, 2001              --      473
Term note payable with interest at prime rate plus 1% (approximately 9.5% at
  December 31, 1997), payable through July 1, 1998                             10,015       --
Revolving credit facility with interest at LIBOR plus 1% (approximately 6.7%
  at December 31, 1997), due April 10, 1998                                    10,000       --
                                                                              -------  -------
                                                                               83,859   74,798
Less: current portion                                                          10,015      543
                                                                              -------  -------
  Total long-term debt and convertible subordinated debentures                 73,844  $74,255
                                                                              =======  =======
At December 31, 1997, future payments for long-term debt were approximately as follows for the years ended December 31:
               1998                                                           $    15
               1999                                                                --
               2000                                                                --
               2001                                                             4,900
               2002                                                                --
               Thereafter                                                      68,944
                                                                              -------
                                                                              $83,859
                                                                              =======

13. COST OF REVENUES

      Cost of revenues consists of the following:

                             Years ended December 31,
                             ------------------------
                               1997     1996    1995
                             -------  -------  ------
                                  (in thousands)
Compensation/temporary help  $23,107  $ 6,463  $1,954
Equipment                        927      650     135
Medical supplies               1,376      412      85
Rent                           3,108      831
Depreciation                   1,773    1,110      13
Other                          6,519    2,842     584
                             -------  -------  ------
  Total cost of revenue      $36,810  $12,308  $2,771
                             =======  =======  ======

14. INTEREST, DIVIDENDS AND OTHER INCOME

      Interest, dividends and other income consists of the following:

                                     Years ended December 31,
                                     -----------------------
                                       1997      1996   1995
                                     -----------------------
                                          (in thousands)
Interest and dividend income         $2,204   $ 1,453    $--


Realized gain (loss) on marketable      693      (456)    --
securities
Other income                            545        43     16
                                     ------   -------    ---
  Total                              $3,442   $ 1,040    $16
                                     ======   =======    ===

15. GAIN ON PARTIAL EQUITY DISPOSITION

      The gain on partial equity disposition of $850,000 represents a gain on the sale of a 40% equity interest in CMI Capital Corporation ("CMIC"), a then wholly owned subsidiary of the Company, for $5,000,000. CMIC purchases patient service receivables from unrelated medical practices.

16. INCOME TAXES

      The provision for income taxes on income for the years ended December 31, 1997, 1996 and 1995 differs from the amount computed by applying the federal statutory rate due to the following:

                                                 Years ended December 31,
                                                ------------------------
(in percentages)                                 1997     1996     1995
                                                ------   ------   ------
                                                     (in thousands)

Statutory federal income tax rate                 34.0     34.0     34.0
State and local taxes, net of federal benefit      2.9     10.5     12.9
Other                                              4.8      2.9      0.1
                                                ------   ------   ------
  Total                                           41.7     47.4     47.0
                                                ======   ======   ======

      Income tax expense consists of the following:

                     Years ended December 31,
                  ------------------------------
                    1997       1996       1995
                  -------    -------    -------
                          (in thousands)
Current:
  Federal         $ 4,504    $(2,365)   $   (70)
  State and local   3,126     (1,969)        13
                  -------    -------    -------
                    7,630     (4,334)       (57)
                  -------    -------    -------
Deferred:
  Federal             789      5,513      1,780
  State and local  (2,549)     3,700      1,139
                  -------    -------    -------
                   (1,760)     9,213      2,919
                  -------    -------    -------
     Total        $ 5,870    $ 4,879    $ 2,862
                  =======    =======    =======

      Deferred income taxes are primarily the result of temporary differences between the carrying amounts of assets and liabilities on the accrual basis used for financial statement reporting purposes and the cash basis used for income tax reporting. CMI and MMI utilized the cash basis method of accounting for tax reporting purposes through December 31, 1996. This method allowed CMI and MMI to defer recognition on income for tax purposes until the actual collection of cash. Effective January 1, 1997, CMI and MMI were required to change to the accrual method of accounting for tax purposes. As a result of this change CMI and MMI are unable to defer payment of taxes on reported income earned in 1997 and beyond. The tax relating to untaxed accrual basis income at December 31, 1996 is payable over a four year period beginning in 1997. The deferred provision for state and local taxes reflects management's estimate of the jurisdictional taxes to be imposed in the period in which the temporary differences are subject to tax. The Company has cumulative net operating loss carryforwards of approximately $8,200,000 for New York State and City purposes, which will begin to expire in 2011, unless utilized or limited. The following sets forth the components of deferred tax liabilities.

                                      Years ended December 31,
                                         -------------------
                                           1997        1996
                                         -------    --------
                                            (in thousands)
Current:
  Conversion from cash to accrual        $ 4,518    $  6,865
  Accounts receivable discount                --        (721)
  Net Operating loss carry forward          (572)     (4,928)
                                         -------    --------
Total current liability                  $ 3,946    $  1,216
                                         =======    ========

Non-current:
  Conversion from cash to accrual        $ 8,938    $ 12,520
  Accounts receivable discount            (1,167)       (278)
  Depreciation/amortization                  290         156
  Other                                     (154)         --
                                         -------    --------
Total non-current liability              $ 7,907    $ 12,398
                                         =======    ========

17. COMMITMENTS AND CONTINGENCIES

      The Company leases office space in the New York metropolitan area that are classified as operating leases. The Company leases certain medical and other equipment under agreements which are classified as capital leases. The following is a summary of future minimum lease payments under capitalized leases and under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1997:

                                       Capital        Operating
                                        Leases        Leases
Year ending December 31:
               1998                   $  2,327       $  2,952
               1999                      1,947          2,306
               2000                      1,348          1,890
               2001                        897          1,520
               2002                        607          1,061
              Thereafter                     -          2,683
                                      --------       --------

Total future minimum lease
  payments                               7,126       $ 12,412
                                                     ========
Less amount representing interest        1,068
                                      --------

Present value of minimum lease           6,058
   payments

Less current maturities of capital
   lease obligations                     1,894
                                      --------

Capital lease obligations             $  4,164
                                      ========

      Rent expense is recorded on a straight-line basis over the full terms of the leases and was approximately $3,274,000, $864,000 and $603,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

      During the latter part of 1995 and early 1996 the Company entered into a series of employment agreements with its Chief Executive Officer and certain other officers and key employees. The agreements, as amended, have various terms expiring in 2001 with an aggregate future compensation of approximately $3,451,000. In addition and in connection with the execution of these agreements, the Company granted options to purchase approximately 530,000 shares at the then fair market value, certain of which are subject to shareholder approval.

      The Company and its full service clients completed the acquisitions of nine physician practices or other healthcare-related businesses during the fourth quarter of 1997 for an aggregate purchase price in cash and common shares of $10,159,000, of which cash payments totaling $5,741,000 were deferred and are included in deferred purchase price on the accompanying balance sheet at December 31, 1997.

18. RELATED PARTY TRANSACTIONS

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. In 1997, 1996 and 1995, 28%, 65% and 100%, respectively, of the Company's gross revenues were generated under management agreements with GMMS. The Company is the beneficiary of key-man life insurance policies aggregating $10,000,000 insuring the life of Dr. Shields.

      In connection with management services provided to GMMS, the Company had informal arrangements with three stockholders and an unrelated third party under which they act as general financial advisors on matters pertaining to the business and operations of the Company. Consulting fees for the year ended December 31, 1997, 1996 and 1995 amounted to approximately $0, $0 and $193,000 ($110,000 to the related parties), respectively.

      Certain of the Company's full-service clients, Northern Metropolitan Medical, P.C., United Physicians, P.C., Complete Medical Services, P.C., Pain Control Center of NJ, P.C. and Brunswick Anesthesia Associates, P.C., are 100% owned by Kenneth S. Schwartz, a director and executive officer of the Company. During 1997, 23% of the Company's revenues were generated under management agreements with these full-service clients.

      On December 22, 1997, one of the Company's full service clients, which is owned by Kenneth S. Schwartz, M.D., agreed to acquire the medical practice of Hudson Imaging Associates, P.C. ("HIA") for approximately $1,857,500 in cash. In addition, on such date, the Company agreed to merge AAMC of Chappaqua, Inc. ("AAMCC") with and into a wholly owned subsidiary of the Company for $1,112,812 in Common Shares. Dr. Schwartz, an executive officer of the Company, owned a one-third interest in each of HIA and AAMCC. Both transactions were approved at a Special Meeting of the Board of Directors on December 22, 1997.

19. GOVERNMENT REGULATION

      The health-care industry is highly regulated by numerous laws, regulations, approvals and licensing requirements at the federal, state and local levels. Regulatory authorities have broad discretion to interpret and enforce these laws and promulgate corresponding regulation. The Company believes that its current operations are in material compliance with these laws and regulations. However, there can be no assurance that a court or regulatory authority will not determine that the Company's operations (including arrangements with new or existing clients) violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, the Company's business and its prospects could be materially and adversely affected. The following are among the laws and regulations that affect the Company's operations and development activities: corporate practice of medicine; fee splitting; self-referral laws; anti-kickback laws; certificates of need; regulation of diagnostic imaging; no-fault insurance; worker's compensation; factors affecting the ability of clients to make payments to the Company; anti-trust; insurance regulation; anti-fraud/false claims; and proposed healthcare reform legislation.


20. ACQUISITIONS

      On January 3, 1996, the Company completed the merger of MMI into a wholly owned subsidiary of the Company. The Company issued 2,457,725 Common Shares to effect the merger, including shares issued in satisfaction of outstanding options and warrants to purchase MMI common shares. The excess of purchase price over net assets acquired of $8,580,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

      In July 1996, the Company completed the mergers of two medical billing companies into a wholly owned subsidiary of the Company. The Company issued 88,888 Common Shares to effect these mergers, together with cash payments of $1,200,000. The excess of purchase price over net assets acquired of approximately $1,460,000 as a result of the acquisition is being amortized on a straight-line basis over a period of twenty years.

      In August and November 1996, the Company completed the mergers of three physician practice management companies into wholly owned subsidiaries of the Company. The Company issued 98,500 Common Shares to effect these mergers, together with cash payments of approximately $1,356,000. The excess of purchase price over net assets acquired of $2,395,000 as a result of the acquisitions will be amortized on a straight-line basis over a period of twenty years.

      In October 1996, the Company completed the merger of a physician practice management company into a wholly owned subsidiary of the Company. The Company issued 338,249 Common Shares to effect this merger, together with cash payments of approximately $4,898,000. The excess of purchase price over net assets acquired of $7,016,000 as a result of the acquisition is being amortized on a straight-line basis over a period of twenty years.

      In June 1997, the Company completed the merger of Consumer Health Network into a wholly owned subsidiary of the Company. The Company issued 314,651 Common Shares to effect this merger, together with cash payments of approximately $6,400,000. The excess of the purchase price over the net assets acquired of approximately $9,800,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

      In October 1997, the Company completed the merger of a physician practice management company into a wholly owned subsidiary of the Company. The Company paid $500,000 in cash in October 1996 and issued 197,328 Common Shares in January 1998 to effect this merger. The excess of purchase price over net assets acquired of $4,323,000 as a result of the acquisition will be amortized on a straight-line basis over a period of twenty years.

      In October 1997, the Company acquired the assets of a limited partnership that provided mobile MRI and other administrative services at five hospitals. The Company will issue 41,469 Common Shares to effect this transaction, together with cash payments of approximately $225,000. In addition, the Company assumed $775,000 in liabilities. The excess of the purchase price over the net assets acquired of $1,702,000 will be amortized on a straight-line basis over a period of twenty years.

      The following table summarizes selected unaudited pro forma financial data for the year ended December 31, 1997. The amounts shown have been prepared to illustrate the effect of the consummation of the acquisitions as if the transactions had taken place on January 1, 1997.

                          Unaudited Pro Forma Combined
                      (in thousands, except per share data)

                                1997      1996      1995
                              -------   -------   -------

Revenues                      $79,238   $40,859   $29,335
Net income                    $ 8,924   $ 4,349   $ 3,404
Diluted earnings per
      Common Share            $  0.78   $  0.54   $  0.43

21. SUBSEQUENT EVENTS

      In February 1998, the Company completed a secondary offering of 2,300,000 Common Shares at $10.75 per share and received net proceeds of $22,415,000. Costs incurred with respect to the registration of the Common Shares in addition to the underwriter's commission and expenses, including repayment of a $7,966,000 principal amount of the Revolving Credit Loan, were $8,666,000.