Form 10-Q
period 1998-03-31
COMPLETE MANAGEMENT INC
filed 1998-05-15
CIK 1002063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________________to______________________

                         Commission file number 0-27260

                            COMPLETE MANAGEMENT, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 New York                                        11-3149119
                 --------                                        ----------
    (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

   254 West 31st Street, New York, NY                             10001-2813
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 273-0600

Securities registered under Section 12(b) of the Act:

       Title of Each Class                 Name of Exchange on Which Registered
       -------------------                 ------------------------------------
     Common Shares, par value                    New York Stock Exchange
         $.001 per share

Securities registered under Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of April 27, 1998, the registrant had a total of 14,068,000 outstanding shares of Common Stock.

Forward Looking Statements

      When used in this Quarterly Report on Form 10-Q, the words "may," "will," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). The Company disclaims any intent or obligation to update such forward-looking statements.

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

                            COMPLETE MANAGEMENT, INC.

                               Index to Form 10-Q

                                 March 31, 1998

PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements (unaudited)       Page
                                                                            ----

              Condensed Consolidated Balance Sheets at March 31, 1998 and
              at December 31, 1997............................................ 4

              Condensed Consolidated Statements of Income for the three
              months ended March 31, 1998 and 1997............................ 5

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997............................ 6

              Notes to Condensed Consolidated Financial Statements.......... 7-8

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................... 9-14

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K............................... 15

SIGNATURES................................................................... 16

                         PART I : FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

                            COMPLETE MANAGEMENT, INC.
                           Consolidated Balance Sheets

                             Assets                                 March 31,  December 31,
                                                                      1998        1997
                                                              ---------------------------------
Current assets:                                               (In thousands, except share data)
    Cash and cash equivalents                                      $   5,227   $   3,689
    Marketable securities                                              5,966       6,894
    Notes receivable from a related party                                 12          12
    Notes receivable - other                                             792         553
    Accounts receivable, net of unamortized discount of $938
      and $1,087, respectively and allowance for
      doubtful accounts of $1,918 and $1,438 respectively             75,260      68,312
    Short-term investments                                             2,107       2,107
    Prepaid expenses and other current assets                          2,834       1,935
                                                                   ---------   ---------
            Total current assets                                      92,198      83,502

Long-term portion of accounts receivable, net of unamortized
  discount of $1,479 and $1,579, respectively                         33,296      32,678

Property and equipment, less accumulated depreciation and
  amortization of $6,607 and $5,665, respectively                     28,061      24,707

Intangible assets, less accumulated amortization of $2,771
  and $2,183, respectively                                            52,788      52,951

Debt issuance cost                                                     6,410       6,641

Advances to full service clients                                      19,958      19,258

Other assets                                                           4,946       6,323
                                                                   ---------   ---------
            Total assets                                           $ 237,657   $ 226,060
                                                                   =========   =========

                Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                          $   5,524   $   5,218
    Income taxes payable                                               4,378       3,741
    Deferred income taxes - current                                    3,946       3,946
    Deferred revenue                                                     115         115
    Deferred purchase price                                              853       5,741
    Notes payable                                                      2,742       5,242
    Current portion of capital lease obligations                       1,806       1,894
    Current portion of long-term debt                                  2,042      10,015
                                                                   ---------   ---------
            Total current liabilities                                 21,406      35,912
                                                                   ---------   ---------
Deferred income taxes - noncurrent                                     7,907       7,907

Capital lease - noncurrent                                             3,912       4,164

Deferred rent                                                            136         136

Convertible subordinated debentures                                   73,844      73,844

Minority interest                                                      4,190       4,174

Commitments and contingencies                                             --          --

Stockholders' equity:
    Preferred stock, $.001 par value; authorized, 2,000,000
      shares, issued and outstanding, none                                --          --
    Common stock, $.001 par value; authorized, 40,000,000
       shares, issued and outstanding, 14,068,000 shares at
       March  31, 1998 and 11,421,884 shares at December 31, 1997         14          11
    Paid-in capital                                                  104,782      79,987
    Retained earnings                                                 22,413      20,698
    Unrealized loss on marketable securities - available for sale       (947)       (773)
                                                                   ---------   ---------
            Total stockholders' equity                               126,262      99,923
                                                                   ---------   ---------
            Total liabilities and stockholders' equity             $ 237,657   $ 226,060
                                                                   =========   =========

  The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                        Consolidated Statements of Income

                                                           Three months ended
                                                                 March 31,
                                                    ---------------------------------
                                                         1998              1997
                                                    ---------------   ---------------
                                                    (in thousands, except share data)

Revenue:
    From a related party                               $      1,759   $      6,875
    Other revenue                                            17,028          8,478
    Interest discount                                          (233)          (852)
                                                       ------------   ------------
            Net revenues                                     18,554         14,501
                                                       ------------   ------------
Operating expenses:
    Cost of revenues                                         10,474          5,721
    General and administration expenses                       4,606          5,815
                                                       ------------   ------------
            Total operating expenses                         15,080         11,536
                                                       ------------   ------------

            Income from operations                            3,474          2,965

Reversal of interest discount                                   482            573

Interest expense                                             (1,864)        (1,533)

Interest, dividends and other income, net                       110            802

Gain on sale of marketable securities                           730              9
                                                       ------------   ------------

            Income before provision for income taxes          2,932          2,816

Provision for income taxes                                    1,217          1,103
                                                       ------------   ------------
            Net income                                 $      1,715   $      1,713
                                                       ============   ============

Basic net income per share                             $       0.14   $       0.17
                                                       ============   ============

Basic weighted average number of shares outstanding      12,618,320     10,373,260
                                                       ============   ============

Diluted net income per share                           $       0.14   $       0.16
                                                       ============   ============

Diluted weighted average number of shares outstanding    18,032,504     15,600,691
                                                       ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                         ------------   -------------
                                                                               (in thousands)
Cash flows from operating activities:
    Net income                                                               $  1,715   $  1,713
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                         1,804      1,048
          Discount of accounts receivable, net of amortization                     --       (279)
          Gain on sale of marketable securities - available for sale             (730)       (34)
          Provision for deferred income taxes                                      --       (251)
          Income applicable to minority interest                                   16         --
          Changes in operating assets and liabilities:
              Notes receivable from a related party                                --        204
              Accounts receivable                                              (7,805)   (14,107)
              Prepaid expenses and other current assets                          (897)        52
              Accounts payable and accrued expenses                               309        448
              Income taxes payable                                                637        528
              Other assets                                                       (800)      (720)
                                                                             --------   --------
                  Net cash used in operating activities                        (5,751)   (11,398)
                                                                             --------   --------
Cash flows from investing activities:
    Purchase of property and equipment                                         (4,281)    (1,911)
    Businesses acquired                                                           (60)    (3,316)
    Loans advanced to acquire businesses                                         (950)    (8,805)
    Repayment of advances to fullservice clients                                  250         --
    Purchase of marketable securities                                          (5,000)   (65,356)
    Proceeds from sales and maturities of marketable securities                 6,223     58,828
    Proceeds from short-term investments                                           --        400
                                                                             --------   --------
                  Net cash used in investing activities                        (3,818)   (20,160)
                                                                             --------   --------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of underwriters' commission    23,115         --
    Payment of registration costs of common stock                                (929)      (167)
    Deferred note issuance cost                                                   (45)        --
    Repayment of notes payable                                                 (2,721)        --
    Repayment of long-term debt                                                (7,973)      (397)
    Repayment of capital lease obligations                                       (340)      (149)
    Proceeds from bank line of credit                                              --      5,000
                                                                             --------   --------
                  Net cash provided by  financing activities                   11,107      4,287
                                                                             --------   --------
                  Net increase (decrease) in cash and cash equivalents          1,538    (27,271)

Cash and cash equivalents at the beginning of the period                        3,689     40,138
                                                                             --------   --------

Cash and cash equivalents at the end of the period                           $  5,227   $ 12,867
                                                                             ========   ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                                            $  2,121   $  1,790
         Taxes                                                                    433        660

Noncash investing and financing activities:
    Capital stock and debt issued for acquisitions of businesses and assets  $  4,905   $     --

  The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

BASIS OF PRESENTATION AND OPERATIONS

      The accompanying consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the audited financial statements of Complete Management, Inc. (the "Company") for the year ended December 31, 1997.

Overview

      The Company provides physician practice management services to medical practices and hospitals located in the New York metropolitan area, particularly New York City, Long Island, the Hudson Valley region and portions of New Jersey and Connecticut. The Company's services range from managing all non-medical aspects of its full service clients' businesses to providing limited non-medical services, such as billing and collection, transcription and temporary staffing to its partial service clients. Additionally, the Company owns and provides administrative support for magnetic resonance imaging ("MRI") and other diagnostic imaging equipment at seven hospitals. The Company also owns Consumer Health Network, Inc., a preferred provider organization ("PPO") operating in New Jersey and, to a more limited extent, New York and Connecticut. Consumer Health Network is the largest PPO in New Jersey.

Revenue Recognition

      The Company earns its fees from full service clients for managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company also receives hourly consulting charges, per use fees when MRI and other diagnostic imaging equipment is provided and, in the case of the Company's initial client, Greater Metropolitan Medical Services ("GMMS"), reimbursement of a portion of the Company's corporate overhead expenses. Fixed and percentage fees are subject to periodic upward readjustment after one or two years based on specified formulae or procedures. The Company earns its fees from partial service clients primarily by providing billing and collection services for a fee based on a percentage of collections. Consumer Health Network earns its fees from self-insured employer groups, union groups, insurance companies and other third party payors based primarily on a percentage of the savings generated through the use of its network. The Company's fees for owning and providing administrative support for MRI and other diagnostic imaging equipment are earned on the basis of a charge for each use of the equipment.

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

                            COMPLETE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

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

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of its gross revenues were generated from agreements with GMMS, respectively. During the first three months of 1998, the percentage of revenues generated from such agreements was 9%.

Comprehensive Income

      Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. For the quarter ended March 31, 1998, accumulated comprehensive income was approximately $768,000, consisting of unrealized gains and losses on marketable securities available-for-sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

      The Company provides physician practice management services to medical practices and hospitals. These services range from managing all non-medical aspects of its full service clients' businesses to providing limited, non-medical services to its partial service clients, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment. The Company also owns Consumer Health Network, the largest preferred provider organization in New Jersey.

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

      The Company had negative cash flow from operations of approximately $5.8 million for the three months ended March 31, 1998. One of the Company's goals, in 1998, is to achieve positive cash flow from operations. The Company has embarked on an expense reduction plan and is currently evaluating all of its client relationships to determine what actions would be necessary to achieve this goal. Such evaluation includes, but is not limited to, an analysis of the relationships with its full service clients where the historical and anticipated collection pattern of the accounts receivable generated by those full service clients would be a barrier to achieving positive cash flow from operations in 1998. Based on the results of this evaluation, the Company may seek to terminate or significantly curtail its relationship with certain of its full service clients. If a significant curtailment or termination of client contracts does occur, such curtailment or termination could have a material impact on the recoverability of certain accounts receivable due from the client, fixed assets utilized in serving the client, and related personnel and lease termination costs. This could have a material impact on the Company's financial position and results of operation. Reference is made to Liquidity and Capital Resources for further discussion of the Company's cash flow.

      To the extent permitted by applicable law, management fees due to the Company from its full service clients are collateralized through the assignment, on a full-recourse basis, of such clients' patient service accounts receivables. The clients' ability to pay these fees is dependent on the Company's ability to collect, on behalf of its full service clients, these receivables.

      The following unaudited table sets forth the operating results of the Company's full-service clients for the three-month periods ended March 31, 1998 and 1997. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                          Three Months Ended March 31,
                                          ----------------------------
                                                1998       1997
                                                ----       ----
                                                (in thousands)

      Gross physician billings                $ 27,195   $ 20,147
      Contractual allowances                    (6,342)    (3,587)
                                              --------   --------
      Net physician billings                    20,853     16,560
      Management fees                           10,943     11,484
      Medical personnel payroll                  6,068      2,952
      Other expenses                             2,602      2,158
                                              --------   --------
              Total expenses                    19,613     16,594
                                              --------   --------
      Net income                              $  1,240   $    (34)
                                              ========   ========
      Full service clients--management fees:
           GMMS                               $  1,325   $  6,874
           Other clients                         9,618      4,610
                                              --------   --------
              Total management fees           $ 10,943   $ 11,484
                                              ========   ========

      The Company's initial client, GMMS, is 95% owned by Lawrence Shields, a neurologist who is also a co-founder and a major shareholder of the Company. Accordingly, GMMS has been classified as a related party to the Company. In 1997, 1996 and 1995, 28%, 65% and 100%, respectively, of the Company's gross revenues were generated from management agreements with GMMS. During the first three months of 1998, the percentage of revenues generated from such agreements was 9%.

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

Results of Operations for the Three Months Ended March 31, 1998 and 1997

      The following tables set forth, in dollars and as a percentage of revenues, respectively, certain items in the Company's statements of operations for the three-month period ended March 31, 1998 and 1997:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              1998               1997
                                                              ----               ----
                                                      (in thousands, except per share data)

Revenues                                               $ 18,787   100.0%  $15,353   100.0%
Interest discount(1)                                       (233)   (1.2)     (852)   (5.5)
                                                       --------   -----   -------   -----
Net revenues                                             18,554    98.8    14,501    94.5
Cost of revenues                                         10,474    55.8     5,721    37.3
General & administrative expenses                         4,606    24.5     5,815    37.9
                                                       --------   -----   -------   -----
Income from operations                                    3,474    18.5     2,965    19.3
Interest discount included in income (2)                    482     2.6       573     3.7
Interest expense                                         (1,864)  (10.0)   (1,533)  (10.0)
Interest, dividend and other income                         110     0.6       802     5.2
Gain on sale of marketable securities                       730     3.9         9     0.1
                                                       --------   -----   -------   -----
Income before provision for taxes                         2,932    15.6     2,816    18.3
Provision for income taxes                                1,217     6.5     1,103     7.2
                                                       --------   -----   -------   -----
Net income                                             $  1,715     9.1%  $ 1,713    11.1%
                                                       ========   =====   =======   =====
Basic net income per share                             $   0.14           $  0.17
Weighted average number of basic shares outstanding      12,618            10,373
Diluted net income per share                           $   0.14           $  0.16
Weighted average number of diluted shares outstanding    18,033            15,601

(1) Represents interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Represents recapture of interest discount taken to reflect the presumed collection of revenues over a period in excess of one year. See Note 2 to the Consolidated Financial Statements of the Company included in the Annual Report on Form 10-K for the year ended December 31, 1997.

Comparison of the Three Months Ended March 31, 1998 and 1997

      Revenues for the first three months of 1998 were $18,787,000 as compared to $15,353,000 for the same period in 1997, an increase of 22.4%. The components of the net increase were services provided to the Company's full service clients, which declined $26,000 the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $54,000 of additional revenues, the provision of administrative support for MRI and other diagnostic imaging equipment, which added $2,106,000 of additional revenues, and the acquisition of Consumer Health Network in June 1997, which added $1,300,000 of additional revenues.

      Within the category of full service clients the revenue from GMMS in the first quarter of 1998 declined to $1,759,000 (9% of total revenue) from $6,875,000 (45% of total revenue) in the first quarter of 1997 while revenue from other full service and other clients and businesses, generally the primary care practices managed by the Company, were $17,028,000 in the first quarter of 1998 compared to $8,478,000 in the first quarter of 1997, or a 101% increase. This change in revenue mix reflects implementation of the Company's program to de-emphasize its reliance on revenues and profits from GMMS' injury related medical practice. Though these revenues generate higher profit margins, the very long collection cycle of injury related accounts receivable leaves GMMS unable to timely pay the management fees charged by the Company and is a significant barrier to the Company achieving its goal of positive cash flow from operations. While the profitability of management of primary care medical practices is lower than that of GMMS the accounts receivable collection cycle is significantly shorter.

      Cost of revenues for the first quarter of 1998 increased to $10,474,000 from $5,721,000 for the same period in 1997, an increase of $4,753,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was primarily attributable to the Company's management of full service clients, which added $2,196,000 of additional costs, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $770,000 of additional costs, the provision of administrative support for MRI and other diagnostic imaging equipment, which added $1,114,000 of additional costs, and the acquisition of Consumer Health Network in June 1997, which added $673,000 of additional costs.

      As a percentage of revenues, cost of revenues for the first quarter of 1998 increased to 55.8% from 37.3% for the prior year. This decrease in profit margin resulted primarily from a decline in the percentage of the Company's revenues generated by GMMS, a practice with historically high profit margins, and the reclassification of certain general and administrative expenses.

      General and administrative expenses decreased to $4,606,000 for the first three months of 1998 as compared to $5,815,000 for the same period in 1997, a decrease of $1,209,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The decrease in general and administrative expenses was primarily due to the Company's management of full service clients, which decreased $1,433,000, and the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which decreased $394,000, offset by the provision of administrative support of MRI and other diagnostic imaging equipment, which added $231,000 of additional expenses and the acquisition of Consumer Health Network in June 1997, which added $387,000 of additional expenses.

      Interest expense increased to $1,864,000 for the first quarter of 1998 from $1,533,000 in 1997 principally due to interest on (a) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997 and (b)
$5,000,000 principal amount of 8% Notes issued on October 17, 1997 as well as capital leases entered into during 1997.

      Interest, dividend and other income for the first quarter of 1998 increased to $840,000 from $811,000 for the same period of 1997. The primary reason for the increase was due to the sale of marketable securities.

Liquidity and Capital Resources

      To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been the proceeds of its initial public offering and sales of an aggregate of $5,000,000 principal amount of 8% Convertible Subordinated Notes, $40,250,000 principal amount of 8% Convertible Subordinated Debentures due August 15, 2003, $28,750,000 principal amount of 8% Convertible Subordinated Debentures due December 15, 2003, 2,000,000 Common Shares in December 1996, $5,000,000 principal amount of 8% Notes, 2,300,000 Common Shares in February 1998 and, $10,000,000 principal amount of borrowings under the Revolving Credit Loan. At March 31, 1998, the Company had working capital of $70,792,000.

      The Company's full service clients are liable to the Company for management fees regardless of whether the client receives payment for the medical services rendered. However, the Company has historically deferred collecting amounts owed to it when full service clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients, particularly GMMS, remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at March 31, 1998 was 310 days. For this reason, at the beginning of 1997, the Company embarked on a program to accelerate collections of receivables owed to its full service clients. This program includes increased manpower and other resources devoted to collection efforts, consolidation of most billing and collection efforts at a centralized facility, and the earlier use of legal counsel for collection of workers' compensation and no-fault automobile receivables.

      Net cash used for operating activities during the first quarter of 1998 was $5,751,000 principally due to an increase in accounts receivable of $7,805,000. Accounts receivable increased primarily due to fourth quarter 1997 acquisitions of medical practices under management and to the increased accounts receivable related to the Company's medical lending subsidiary, CMI Capital Corporation. During the first three months of 1998, the Company used $950,000 of cash and issued 316,116 of its Common Shares to fund acquisitions. During that period, the Company also made capital expenditures of $4,281,000 (compared to $1,911,000 for 1997), primarily for computer systems development and expansion of the offices provided to its full service clients.

      During the first three months of 1998, the Company funded its operating cash flow deficit, acquisitions and capital expenditures primarily through (i) a reduction in the Company's cash and cash equivalents, (ii) a net reduction in marketable securities, and (iii) the sale of 2,300,000 Common Shares in February 1998.

      At March 31, 1998, $56,679,000 or 52.2%, of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient service receivables due to GMMS with a face amount of $73,194,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. On a quarterly basis, the Company reviews, based on estimated rates of collection for each class of patient service and estimated allowances for uncollectible balances, the adequacy of GMMS's collateral. From January 1, 1992 through March 31, 1998, GMMS billed its patients and third-party payors an aggregate of $132,039,000, of which $54,784,000 or 41.5%, had been collected by March 31, 1998. In order for GMMS's patient receivables outstanding at March 31, 1998 to cover the Company's management fees owed by GMMS at that date, 77.4% of such patient receivables must be collected, representing an overall collection rate of 84.4% on GMMS's billings through March 31, 1998.

      More specifically, at March 31, 1998, approximately $25,900,000 or 35.4%, of GMMS's total patient service receivables were generated through the performance of medical services for which GMMS will be paid only upon the successful resolution of negligence claims by the patients against third parties, either through a judicial determination or settlement. From January 1, 1992 to March 31, 1998, GMMS billed approximately $31,183,000 of such receivables, of which $4,392,000 or 14.1%, had been collected by March 31, 1998. In measuring the adequacy of such receivables as collateral for the Company's management fees to GMMS, the Company has estimated that it will collect, on behalf of GMMS, approximately 55% of these outstanding receivable balances. The Company estimates, based upon industry factors and GMMS's historical collection experience prior to its association with the Company, that the entire collection process for these contingent claims generally ranges from one to seven years. Since 1994, however, the percentage of cases resolved within two years of providing service has declined, which may result in an even longer collection cycle or a lower rate of collection. The Company believes that this decline is the result of payors more consistently deferring settlement of these matters until just prior to trial.

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

      On February 24, 1998, the Company repaid $2.5 million principal amount of the 8% Notes. The 8% Notes were issued in a private placement in October 1997 in the original principal amount of $5 million. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 Common Shares. The 8% Notes bear interest at 8.0% per annum and were originally due on April 30, 1998. On April 30, 1998, the Company and the holders of the 8% Notes agreed to amend certain terms of the 8% Notes. Pursuant to the amendment, the holder of an 8%
Note in the principal amount of $625,000 agreed to waive any right to convert its 8% Note into Common Shares and extended the maturity date with respect to such note to June 1, 1998. The holders of the remaining 8% Notes with an outstanding principal amount of $1,875,000 agreed to extend the maturity date of their notes to the earlier of (i) September 30, 1998 or (ii) the closing of a debt or equity financing by the Company in the amount of at least $10,000,000. If the 8% Notes are due prior to September 30, 1998, the holders of such notes have the right to convert their 8%Notes into Common Shares at a conversion price of $9.00 per share.

      The balance of the Revolving Credit Loan, $1,034,000 is due on May 22, 1998. In January 1998, in connection with extending the maturity date of the Revolving Credit Loan, such loan became secured by receivables and other assets of the Company. On February 9, 1998, pursuant to the terms of an amendment to the Revolving Credit Loan, the Company agreed to a formula under which it was required to use $7,966,000 of the net proceeds of its equity offering in February 1998 to repay amounts due under the Revolving Credit Loan. In addition, if the Company raises additional debt or equity capital, the Company will be required to apply 50% or 40%, respectively, of the net proceeds thereof to repay the remaining balance of the Revolving Credit Loan. The Company has also agreed to a limit on its use of cash and short-term debt to complete future acquisitions. After giving effect to the offering in February, this limit is $8,208,000 plus 50% of the net proceeds of any additional sales of capital stock. In April 1998, in connection with extending the maturity date of the Revolving Credit Loan to May 22, 1998, the Company paid down $1,000,000 of the then outstanding balance.

      Since July 1996, the Company has conducted an active acquisition program. The Company and its clients are presently evaluating, as they do on a regular basis, physician practice management companies, medical practices, ancillary service providers and other healthcare-related businesses for possible acquisition, although they are not engaged in active negotiation for any material acquisition. The Company or its full service clients completed the acquisition of nine physician practices during the fourth quarter of 1997 for an aggregate purchase price in cash and common shares of $10,159,000, of which cash payments totaling $3,272,000 were deferred until the first quarter of 1998. To date, the Company has paid $1,341,000 of such deferred amounts. Based on the acquisitions the Company is currently considering it anticipates it could spend for acquisitions all or substantially all of the $8,208,000 currently permitted under the Revolving Credit Loan by the end of the second quarter of 1998. In addition, if the Company is successful in replacing the Revolving Credit Loan with a new senior secured credit facility as discussed below, and repays the balance of the Revolving Credit Loan, it anticipates it could expend substantial additional funds on acquisitions.

      The Company's cash flow deficit from operations was $5,751,000 for the three month period ended March 31, 1998. The Company expects that it will generate a cash flow deficit from operations for at least the first six months of 1998. In 1997, the Company accelerated efforts to improve collections of third party receivables on behalf of its clients and retained a law firm to conduct collection efforts on its behalf. It has also implemented a thorough review of the expenses it incurs as well as the expenses of its full service clients, with the object of making significant reductions of those expenses. After consultation with, and obtaining the agreement of, certain of its full service clients the Company has implemented, in the first quarter of 1998, expense reductions at the clients and the Company of approximately $7,500,000 on an annualized basis. Further expense reductions are being studied and, after additional consultation with its clients, are expected to be implemented in the second quarter of 1998. The Company believes that such process may result in decisions and actions being taken necessary to achieve its objective of positive cash flows from operations during the second half of 1998.

      The Company believes that cash and marketable securities, including the proceeds of its February 1998 offering, and cash flow from operations reflecting the expense reductions discussed above, will enable it to meet its working capital and capital expenditure requirements through the second quarter of 1999. The Company currently is in discussions with various financial institutions to replace the Revolving Credit Loan and to provide additional capital to support the Company's business, including acquisitions. The Company has signed a commitment letter for a two year accounts receivable financing facility of up to $40 million. The amount that may be borrowed at any one time is limited by a formula based on eligible receivables (as defined) with the initial borrowing under this facility totaling about $20 million. The commitment letter is conditioned on several factors, including legal documentation satisfactory to the lender and no material adverse changes in the business. It is expected that the transaction will close about the end of May 1998. If the Company is unable to obtain additional financing from this or other sources, it would need to defer substantially all of its capital expenditures for expansion of its clients, and reduce the capital expenditures for management information systems. In addition, the Company's ability to offer cash consideration in connection with acquisitions would be limited and the Company would seek to offer a larger component of debt or equity. The Company's inability to offer cash consideration in its acquisition program could substantially curtail the pace of its acquisitions. The Company expects that these actions, including its cost cutting measures, would be sufficient to permit it to continue operations. However, any significant curtailment of the Company's acquisition program or expenditures needed to expand its full service client's practices would have a significant adverse effect on the growth of the Company's revenues and earnings.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

                  Exhibit No.                Description
                  ----------                 -----------

            3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Registration Statement No. 33-97894)

            3.2 Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to
                                Exhibit 3.2 of Registration Statement No.
                                33-97894)

            3.3 Certificate of Amendment to the Certificate of Incorporation

            11                  Computation of Earnings per Share

            27                  Financial Data Schedule

      (b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998.

                  Date                      Item Reported
                  ----                      -------------

                  February 20, 1998         Item 7. Financial Statements, Pro
                                            Forma Financial Information and
                                            Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date                                    COMPLETE MANAGEMENT, INC.
                                     -------------------------------------------
                                                     (Registrant)


      May 15, 1998                              /s/ STEVEN RABINOVICI
      ----------------------         -------------------------------------------
                                                  Steven Rabinovici
                                           Chairman, Chief Executive Officer
                                                    and President


      May 15, 1998                               /s/ ARTHUR GOLDBERG
      ----------------------         -------------------------------------------
                                                   Arthur Goldberg
                                      Vice Chairman and Chief Financial Officer


      May 15, 1998                                /s/ ALAN GOLDSTEIN
      ----------------------         -------------------------------------------
                                                    Alan Goldstein
                                            Chief Accounting Officer and
                                              Vice President - Finance