Form 10-Q
period 1998-06-30
COMPLETE MANAGEMENT INC
filed 1998-08-19
CIK 1002063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (Mark one)
      ----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998
                                     -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________________to__________________

                         Commission file number 0-27260
                                                -------

                            COMPLETE MANAGEMENT, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               New York                                   11-3149119
               --------                                   ----------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

  254 West 31st Street, New York, NY                      10001-2813
  ----------------------------------                      ----------
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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 13, 1998, the registrant had a total of 14,965,938 outstanding shares of Common Stock.

Forward Looking Statements

      When used in this Quarterly Report on Form 10-Q, the words "may," "will," "should," "expect," "believe," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial condition. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update such forward-looking statements.

      In particular, in connection with certain past acquisitions and the entry into long-term physician practice management agreements the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the healthcare industry in general and the physician practice management business in particular are undergoing significant changes, making the Company particularly susceptible to various factors that may affect future results, such as the following: risks relating to the Company's expense reductions, risks relating to the Company's growth strategy; risks relating to the integration in connection with the acquisitions; risks relating to capital requirements; identification of growth opportunities; control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulations; risks relating to healthcare reform and proposed legislation; and possible volatility of stock price.

                                     Part I.
                             Financial Information

Item 1. Condensed Consolidated Financial Statements

                           COMPLETE MANAGEMENT, INC.
                     Condensed Consolidated Balance Sheets

                                  Assets                                                       December 31,   June 30,
                                                                                                  1997          1998
                                                                                                -----------------------
Current assets:                                                                             (In thousands, except share data)
  Cash and cash equivalents                                                                     $   3,689    $   7,444
  Marketable securities                                                                             6,894           89
  Notes receivable from a related party                                                                12           --
  Notes receivable - other                                                                            553        1,119
  Accounts receivable, net of unamortized discount of $1,087 and $796, respectively
    and allowance for doubtful accounts of $1,438 and $1,930, respectively                         68,312       41,136
  Short-term investments                                                                            2,107        1,611
  Prepaid expenses and other current assets                                                         1,935        2,879
                                                                                                -----------------------
                               Total current assets                                                83,502       54,278
                                                                                                -----------------------

Long-term portion of accounts receivable, net of unamortized discount of                           32,678       31,351
           $1,579 and $1,238, respectively
Property and equipment, less accumulated depreciation and amortization of                          24,707       32,039
           $5,665 and $7,362, respectively
Intangible assets, less accumulated amortization of $2,183 and $3,364, respectively                52,951       42,697
Debt issuance cost                                                                                  6,641        6,127
Advances to full service clients                                                                   19,258       17,695
Deferred Tax Asset                                                                                     --       16,134
Other assets                                                                                        6,323        7,488
                                                                                                -----------------------
                               Total assets                                                     $ 226,060    $ 207,809
                                                                                                =======================

                               Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                                        $   5,218    $  11,438
   Income taxes payable                                                                             3,741        3,677
   Deferred income taxes - current                                                                  3,946           --
   Deferred revenue                                                                                   115          115
   Deferred purchase price                                                                          5,741          504
   Notes payable                                                                                    5,242       12,059
   Current portion of capital lease obligations                                                     1,894        2,313
   Current portion of long-term debt                                                               10,015            2
                                                                                                -----------------------
                               Total current liabilities                                           35,912       30,108
                                                                                                -----------------------

Deferred income taxes - noncurrent                                                                  7,907           --
Capital lease - noncurrent                                                                          4,164        6,530
Deferred rent                                                                                         136          136
Convertible subordinated debentures                                                                73,844       75,094
Minority interest                                                                                   4,174        4,198
Line of Credit                                                                                         --        2,000
                                                                                                -----------------------
                               Total liabilities                                                  126,137      118,066
                                                                                                -----------------------

Stockholders' equity:
Preferred stock, $.001 par value;authorized, 2,000,000 shares, issued and outstanding, none            --           --
Common stock, $.001 par value;authorized, 40,000,000 shares, issued and outstanding,                   11           14
  11,421,884 shares at December 31, 1997 and 14,188,082 shares at June 30,1998
Paid-in capital                                                                                    79,987      104,849
Retained earnings                                                                                  20,698      (15,027)
Unrealized loss on marketable securities - available for sale                                        (773)         (93)
                                                                                                -----------------------
                               Total stockholders' equity                                          99,923       89,743
                                                                                                -----------------------
                               Total liabilities and stockholders' equity                       $ 226,060    $ 207,809
                                                                                                -----------------------

 The accompanying notes are an integral part of these consolidated statements.

                           COMPLETE MANAGEMENT, INC.
                  Condensed Consolidated Statements of Income

                                                           Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           1997          1998          1997          1998
                                                        ------------------------    ------------------------
                                                               (in thousands, except per share data)
Revenue:

  From a related party                                  $    5,622    $      975    $   12,496    $    2,734

  Other revenue                                             12,138        14,079        20,647        31,107

  Interest discount                                           (697)          (37)       (1,549)         (270)
                                                        ----------    ----------    ----------    ----------
      Net revenues                                          17,063        15,017        31,594        33,571
                                                        ----------    ----------    ----------    ----------
Operating expenses:

  Cost of revenues                                           9,384        12,483        15,116        22,431

  General and administrative expenses                        4,615         7,723        10,430        12,856

  Nonrecurring Charges                                          --        56,682            --        56,682
                                                        ----------    ----------    ----------    ----------
      Total operating expenses                              13,999        76,888        25,546        91,969
                                                        ----------    ----------    ----------    ----------
      Income (loss) from operations                          3,064       (61,871)        6,048       (58,398)

Reversal of interest discount                                  556           420         1,129           902

Interest expense                                            (1,659)       (1,798)       (3,193)       (3,663)

Interest, dividend and other income (expense), net           1,116        (1,323)        1,874        (1,213)

Gain (loss) on sale of marketable securities                   327        (2,070)          361        (1,340)
                                                        ----------    ----------    ----------    ----------
      Income (loss) before provision for income taxes        3,404       (66,642)        6,219       (63,712)
                                                        ----------    ----------    ----------    ----------
Provision (benefit) for income taxes                         1,313       (29,271)        2,416       (27,985)
                                                        ----------    ----------    ----------    ----------
                  Net income (loss)                     $    2,091       (37,370)   $    3,803       (35,727)
                                                        ==========    ==========    ==========    ==========
Basic net income (loss) per share                       $     0.21    $    (2.64)   $     0.37    $    (2.67)
                                                        ==========    ==========    ==========    ==========
Basic weighted average number of shares outstanding         10,122        14,127        10,085        13,373
                                                        ==========    ==========    ==========    ==========
Diluted net income (loss) per share                     $     0.19    $    (2.64)   $     0.35    $    (2.67)
                                                        ==========    ==========    ==========    ==========
Diluted weighted average number of shares outstanding       15,772        14,127        15,735        13,373
                                                        ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
                Condensed Consolidated Statements of Cash Flows

                                                                                                 Six months ended June 30,
                                                                                                 ------------------------
                                                                                                    1997          1998
                                                                                                 ------------------------
                                                                                                       (in thousands)
Cash flows from operating activities:
   Net income (Loss)                                                                             $    3,803    $  (35,726)
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Loss on Impairment of Goodwill                                                                                9,689
      Loss on Impairment of A/R                                                                                    38,742
      Loss on Impairment of Advances to full-service clients                                                        2,284
        Other Nonrecurring Charges Adjustment                                                            --         5,867
      Depreciation and amortization                                                                   2,185         3,416
      Discount of accounts receivable, net of amortization                                              421            --
      Loss (Gain) on sale of marketable securities - available for sale                                (361)        2,070
      Loss on write down of short-term investments                                                                    989
      Income applicable to minority interest                                                             --            24
      Changes in operating assets and liabilities:
        Notes receivable from a related party                                                            33          (357)
        Accounts receivable                                                                         (25,755)      (10,642)
        Prepaid expenses and other current assets                                                      (728)         (943)
        Accounts payable and accrued expenses                                                           799         1,010
        Income taxes payable                                                                         (1,609)      (28,047)
        Other assets                                                                                    232        (2,291)
                                                                                                 ----------    ----------
           Net cash (used) provided by operating activities                                         (20,980)      (13,915)
                                                                                                 ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment                                                                (6,080)       (5,309)
   Businesses acquired                                                                               (9,815)         (708)
   Loans advanced to acquire businesses                                                             (12,873)       (1,483)
   Repayment of advances to full service clients                                                         --           229
   Purchase of marketable securities                                                                (50,648)       (5,000)
   Proceeds from sales and maturities of marketable securities                                       70,625        10,978
   Proceeds from (Purchase of) short-term investments                                                   400          (370)
                                                                                                 ----------    ----------
           Net cash (used) provided by investing activities                                          (8,391)       (1,663)
                                                                                                 ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of underwriters' commission & expenses                    --        23,115
   Proceeds from exercise of options and warrants                                                       127            --
   Payment of registration costs of common stock                                                       (279)       (1,091)
   Deferred note issuance costs                                                                        (275)          (45)
   Repayment of notes payable                                                                            --        (5,367)
   Repayment of long-term debt                                                                         (325)      (10,000)
   Repayment of capital lease obligations                                                              (306)         (712)
   Cash acquired in merger                                                                              500            --
   Proceeds from bank line of credit                                                                 10,132        13,433
                                                                                                 ----------    ----------
           Net cash (used) provided by financing activities                                           9,574        19,333
                                                                                                 ----------    ----------
           Net (decrease) increase in cash and cash equivalents                                     (19,797)        3,755
Cash and cash equivalents at the beginning of the period                                             40,138         3,689
                                                                                                 ----------    ----------
Cash and cash equivalents at the end of the period                                               $   20,341    $    7,444
                                                                                                 ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                                   $    3,159    $    3,477
      Taxes                                                                                           3,921           223
Noncash investing and financing activities:
   Capital stock and debt issued for acquisitions of businesses and assets                            4,765         5,135

 The accompanying notes are an integral part of these consolidated statements.

                            COMPLETE MANAGEMENT, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998

BASIS OF PRESENTATION AND OPERATIONS

      The accompanying condensed consolidated financial statements are unaudited and in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the audited financial statements of Complete Management, Inc. (the "Company") for the year ended December 31, 1997.

Overview

      The Company provides physician practice management services to medical practices and hospitals located in the New York metropolitan area, particularly New York City, Long Island, the Hudson Valley region and portions of New Jersey. The Company's services range from managing all non-medical aspects of its full service clients' businesses to providing limited non-medical services, such as billing and collection, transcription and temporary staffing, to its partial service clients. Additionally, the Company owns and provides administrative support for magnetic resonance imaging ("MRI") and other diagnostic imaging equipment at seven hospitals. The Company also owns Consumer Health Network, Inc., a preferred provider organization ("PPO") operating in New Jersey and, to a more limited extent, New York and Connecticut. Consumer Health Network is the largest PPO in New Jersey. CMI Capital Corporation, a 60% owned subsidiary of the Company ("CMIC"), is an asset-backed lender.

Termination of Management Agreement

      During the second quarter, the Company decided to terminate its management agreement with its initial client, Greater Metropolitan Neurology Service, P.C. (d/b/a Greater Metropolitan Medical Services) ("GMMS"), effective August 10, 1998. At such date, GMMS began to wind down the operations of its medical practice. GMMS's primary focus had been the treatment of patients with injury-related conditions who carry insurance with various insurance carriers under the workers' compensation and automobile no-fault regulations. As a result of the termination, the Company recorded a write-off of approximately $28.9 million of accounts receivable, which is included as a non-recurring charge in the accompanying consolidated statement of income as of June 30, 1998. See "- Non-Recurring Charge."

Revenue Recognition

      The Company earns its fees from full service clients for managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company also receives hourly consulting charges and per use fees when MRI and other diagnostic imaging equipment is provided to clients. Fixed and percentage fees are subject to periodic upward readjustment after one or two years based on specified formulae or procedures. The Company earns its fees from partial service clients primarily by providing billing and collection services for a fee based on a percentage of collections. Consumer Health Network earns its fees from self-insured employer groups, union groups, insurance companies and other third party payors based primarily on a percentage of the savings generated through the use of its network. The Company's fees for owning and providing administrative support for MRI and other diagnostic imaging equipment are earned on the basis of a charge for each use of the equipment. CMIC earns fees from upfront charges and interest accrued on outstanding loan balances charged to its borrowers.

      The Company determined, based on actual results and industry factors, that its management fees from GMMS had a collection cycle averaging approximately four years. Accordingly, an interest discount had been taken on the Company's revenues generated by its management fees from GMMS utilizing the Company's then current incremental borrowing rate of 7.25% per annum over this collection cycle. The Company recaptured this interest discount in income over a four year period to reflect the presumed collection of these revenues. Actual collection results differed from the Company's estimate, however, because numerous factors affected the timing and the manner in which the receivables were collected (i.e., government regulations).

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

      The Company's initial and former client, GMMS, is 95% owned by Lawrence Shields, M.D., who owns approximately 7.2% of the outstanding common stock of the Company as of August 13, 1998. Accordingly, GMMS had been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of the Company's gross revenues were generated from agreements with GMMS, respectively. During the second quarter of 1998, 6.5% of the Company's revenues were generated from GMMS.

New Accounting Pronouncements

      Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. For the three and six month periods ended June 30, 1998, accumulated comprehensive loss was approximately $768,000 and $93,289, respectively, consisting of unrealized gains and losses on marketable securities available-for-sale.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recorded currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginnning of any fiscal quarter after such date. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (at the company's election, before January 1, 1998). The adoption of SFAS 133 will not have a material impact on the Company's financial statements.

      The Emerging Issues Task Force ("EITF") issued guidance during 1997, EITF 97-2, on the consolidation of physician practice revenues. Under EITF 97-2, physician practice management companies ("PPMs") will be required to consolidate financial information of a physician practice where the PPM acquires a "controlling financial interest" in the practice through the execution of a contractual management agreement even though the PPM does not own a controlling equity interest in the physician practice. EITF 97-2 outlines six requirements for establishing a controlling financial interest. The guidance contained in EITF 97-2 is effective for the Company's financial statements for the year ended December 31, 1998. The Company does not believe that the implementation of this guidance will have a material impact on its results of operations or financial position.

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

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                                  Three Months Ended June 30, 1998          Three Months Ended June 30, 1997
                                                -------------------------------------    ------------------------------------
                                                  Income        Shares     Per Share        Income      Shares     Per Share
                                                (Numerator) (Denominator)   Amounts      (Numerator) (Denominator)  Amounts
                                                ----------    ----------   ----------    ----------   ----------   ----------
                                                                    (In thousands, except per share data)
Basic EPS
Net earnings attributable to common stock       $  (37,371)       14,127   $    (2.64)   $    2,091       10,122   $     0.21
                                                                           ==========                              ==========
Effect of Dilutive Securities
Stock options                                                         --                         --          375
Stock warrants                                                        --                         --           48
Convertible Debt                                        --            --                        853        5,227
                                                ----------    ----------                 ----------   ----------
Diluted EPS
Net earnings attributable to common stock
and assumed option and warrant exercises,
and debt conversion                             ($  37,371)       14,127   ($    2.64)   $    2,943       15,772   $     0.19
                                                ==========    ==========   ==========    ==========   ==========   ==========

                                                   Six Months Ended June 30, 1998           Six Months Ended June 30, 1997
                                                -------------------------------------    ------------------------------------
                                                  Income        Shares     Per Share        Income      Shares     Per Share
                                                (Numerator) (Denominator)   Amounts      (Numerator) (Denominator)  Amounts
                                                ----------    ----------   ----------    ----------   ----------   ----------
                                                                    (In thousands, except per share data)
Basic EPS
Net earnings attributable to common stock       $  (35,726)       13,373   $    (2.64)   $    3,803       10,085   $     0.38
                                                                           ==========                              ==========
Effect of Dilutive Securities
Stock options                                                         --                         --          375
Stock warrants                                                        --                         --           48
Convertible Debt                                        --            --                      1,697        5,227
                                                ----------    ----------                 ----------   ----------
Diluted EPS
Net earnings attributable to common stock
and assumed option and warrant exercises,
and debt conversion                             ($  35,726)       19,407   ($    2.64)   $    5,500       15,735   $     0.35
                                                ==========    ==========   ==========    ==========   ==========   ==========

                                                                 Anti-Dilutive Securities
                                         --------------------------------         --------------------------------
                                          Six Months Ended June 30, 1998           Six Months Ended June 30, 1997
                                         --------------------------------         --------------------------------
Options                                                 44,092                                  35,000
Warrants                                                    --                                 606,250
Convertible Debentures                               5,245,884                                      --
                                                     ---------                                 -------
                                                     5,289,976                                 641,250
                                                     =========                                 =======

                                         Three Months Ended June 30, 1998         Three Months Ended June 30, 1997
                                         --------------------------------         --------------------------------
Options                                                     --                                  35,000
Warrants                                                    --                                 606,250
Convertible Debentures                               5,279,449                                      --
                                                     ---------                                 -------
                                                     5,279,449                                 641,250
                                                     =========                                 =======

Non-Recurring Charges

      During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events and changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company considers continued operating losses, or significant and long-term changes in industry conditions, to be its primary indicators of potential impairment. An impairment is recognized when the future undiscounted cash flows of each asset is estimated to be insufficient to recover its related carrying value. Considerable management judgement is necessary to estimate undiscounted cash flows, and accordingly, actual results could vary significantly from the Company's estimates.

      During the second quarter of 1998, the Company decided to terminate its management agreement with GMMS effective August 10, 1998 due to the long-collection cycle associated with, and difficulty in collecting, the accounts receivable generated by this line of business. See "Item 5 Other Information." GMMS has been forced to wind down its medical practice due to the delay and denial by insurance carriers of substantial amounts of claims made by GMMS for payment of medical services. See "Item 1 Legal Proceedings." As a result, and after a thorough analysis of the Company's efforts to improve the collection rate of GMMS' accounts receivable, $28.9 million in outstanding management fees owing from GMMS, which are secured by such accounts receivable, have been deemed uncollectible and written down by the Company. In addition, the curtailment of the Company's injury related business has resulted in $4.0 million of non-recurring incremental costs associated with collecting GMMS' receivables. The Company also expects to take additional charges against earnings in the third quarter related to GMMS of between $4.0 million to $5.0 million for certain severance, lease termination and other costs, and the write off of assets related to the medical offices that serviced GMMS' medical practice.

      As a result of the Company's implementation of a plan to improve its cost structure and disassociate from its full service clients' underperforming medical practices, the Company and its clients decided to close certain medical practices as well as reduce the carrying amount of impaired long-lived assets (i.e. advances for acquisitions and good-will) to their fair value. The charges associated with the write off of these long-lived assets are included in the Company's results of operations for the three and six month periods ended June 30, 1998 under "Non-recurring, non-cash charges." As a result of the closing of these offices and, after a thorough analysis of the Company's efforts to improve the collection rate of its full service clients, the Company wrote off approximately $13.0 million in outstanding management fees, which have been deemed to be uncollectible. The Company also expects to take additional charges against earnings of between $3.0 million to $7.0 million during the third quarter of 1998 relating to, among other things, the closing of additional medical offices by full service clients, and certain lease termination, severance and other costs in connection with the Company's operations at these offices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

      The Company provides physician practice management services to medical practices and hospitals. These services range from managing all non-medical aspects of its full service clients' businesses to providing limited, non-medical services to its partial service clients, such as billing and collection, transcription and temporary staffing. Additionally, the Company owns and provides administrative support for MRI and other diagnostic imaging equipment. The Company also owns Consumer Health Network, the largest preferred provider organization in New Jersey. CMIC, a 60% owned subsidiary of the Company, is an asset-backed lender.

Full Service Clients

      The Company earns fees from its full service clients by managing the non-medical aspects of their medical practices, generally under 30 year management agreements. The Company's fees are based on its direct costs plus either a fixed fee or a percentage of such costs. The Company also receives hourly consulting charges and per use fees when MRI and other diagnostic imaging equipment is provided to clients.

      To the extent permitted by applicable law, management fees due to the Company from its full service clients are collateralized through the assignment, on a full-recourse basis, of such clients' patient service accounts receivable. The clients' ability to pay these fees is dependent on the Company's ability to collect, on behalf of its full service clients, these receivables.

      The Company had negative cash flow from operations of approximately $13,915,000 for the six months ended June 30, 1998. As previously disclosed, one of the Company's goals in 1998 is to achieve positive cash flow from operations. Therefore, during the end of 1997 and the beginning of 1998, the Company embarked on an expense reduction plan and evaluation of all of its client relationships to determine what actions would be necessary to achieve this goal. Such evaluation included, but was not limited to, an analysis of the Company's relationships with its full service clients where the historical and anticipated collection patterns of the accounts receivable generated by those full service clients would be a barrier to achieving positive cash flow from operations in 1998. Based on this evaluation, the Company decided to terminate its relationships with, and significantly reduce its services provided to, certain of its full service clients. Such actions will have a material adverse effect on the recoverability of certain accounts receivable due from these clients and the fixed assets utilized in serving these clients, and result in related personnel and lease termination costs. See "Notes to the Unaudited Financial Statements Non-Recurring Charges." This will have a material adverse effect on the Company's financial condition and results of operation. See "- Liquidity and Capital Resources." The Company plans to continue its analysis of expenses during the third quarter and may take additional actions that may adversely effect the Company's financial condition and results of operation in subsequent periods.

      The following unaudited table sets forth the operating results of the Company's full-service clients for the three and six month periods ended June 30, 1998 and 1997. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                     Six months ended
(In thousands)                            June 30,
                                   --------------------
                                     1997        1998
                                   --------    --------
Gross physician billings           $ 45,005    $ 50,775
Contractual allowances             $ (8,225)   $(15,687)
                                   --------    --------
Net physician billings               36,780      35,088
Management fees                    $ 24,842    $ 19,773
Medical personnel payroll          $  8,395    $ 14,114
Other expenses and reserves        $  4,141    $  5,398
                                   --------    --------
      Total expenses                 37,378      39,285
                                   --------    --------
Net income                         $   (598)   $ (4,197)
                                   ========    ========
Management fees:
      GMMS                         $ 12,495    $  2,300
      Other full service clients   $ 12,347      17,473
                                   --------    --------
          Total                    $ 24,842    $ 19,773
                                   ========    ========

      The Company's initial and former client, GMMS, is 95% owned by Lawrence Shields, M.D., who owns approximately 7.2% of the outstanding common stock of the Company as of August 13, 1998. Accordingly, GMMS had been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of its gross revenues were generated from agreements with GMMS, respectively. During the second quarter of 1998, 6.5% of the Company's revenues were generated from GMMS. See "Notes to Unaudited Financial Statements - Non-Recurring Charges" and "- Liquidity and Capital Resources."

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

Accounts Receivable Lending

      The Company's revenues from CMIC are generated from upfront charges and interest accrued on outstanding loan balances charged to its borrowers.

Year 2000 Compliance

      Many existing computer systems and software products accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, date critical functions may be materially adversely affected unless these computer systems and software products are, or become, able to accept four digit entries ("year 2000 compliant").

      During 1997 and the beginning of 1998, the Company had begun a comprehensive upgrade of its enterprise-wide management information systems to provide certain competitive benefits and result in the Company's information systems being year 2000 compliant. Currently, however, the Company's information systems needs are not as the Company had previously anticipated. Therefore, the Company has determined to substantially reduce the scale of its implementation and upgrade of its information systems. The Company is currently evaluating the most economical manner of proceeding with this upgrade. The Company still expects, however, to make any necessary upgrades to its information systems so that year 2000 compliance issues will not pose significant operational problems. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company will not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and upgrade on a timely basis would have a material adverse affect on the Company's operations.

      The Company's financial systems are year 2000 compliant.

Results of Operations for the Six Months Ended June 30, 1998 and 1997

      The following tables set forth, in dollars and as a percentage of revenues, respectively, certain items in the Company's statements of operations for the six-month period ended June 30, 1998 and 1997:

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                     1997               1998                1997               1998
                                             -----------------------------------------------------------------------------
                                                                  (in thousands, except per share data)
Revenues                                     $ 17,760    100.0%  $ 15,054    100.0%  $ 33,143    100.0%  $ 33,841    100.0%
Interest discount (1)                            (697)    (3.9)       (37)    (0.2)    (1,549)    (4.7)      (270)    (0.8)
                                             --------  -------   --------  -------   --------  -------   --------  -------
Net revenues                                   17,063     96.1     15,017     99.8     31,594     95.3     33,571     99.2
Cost of revenues                                9,384     52.8     12,483     82.9     15,116     45.6     22,431     66.3
General & administrative expenses               4,615     26.0      7,723     51.3     10,430     31.5     12,856     38.0
                                             --------  -------   --------  -------   --------  -------   --------  -------
Income from operations                          3,064     17.3     (5,189)   (34.5)     6,048     18.2     (1,716)    (5.1)
Interest discount included in income (2)          556      3.1        420      2.8      1,129      3.4        902      2.7
Interest expense                               (1,659)    (9.3)    (1,798)   (11.9)    (3,193)    (9.6)    (3,663)   (10.8)
Interest, dividend and other income             1,443      8.1     (1,323)    (8.8)     2,235      6.7     (1,213)    (3.6)
Gain (Loss) on sale of marketable securities       --      0.0     (2,070)     0.0         --      0.0     (1,340)     0.0

Non-recurring charge                                              (56,682)                                (56,682)
                                                                 --------                                --------
Income before provision for taxes               3,404     19.2    (66,642)  (442.7)     6,219     18.8    (63,712)  (188.3)
Provision for income taxes                      1,313      7.4    (29,271)  (194.4)     2,416      7.3    (27,985)   (82.7)
                                             --------  -------   --------  -------   --------  -------   --------  -------
Net income                                   $  2,091     11.8   $(37,371)  (248.2)  $  3,803     11.5   $(35,727)  (105.6)
                                             ========  =======   ========  =======   ========  =======   ========  =======

Basic net income per share                   $   0.20            $  (2.65)           $   0.37            $  (2.67)
Weighted average number of basic
                  shares outstanding           10,437              14,127              10,405              13,373

Diluted net income per share                 $   0.19            $  (2.65)           $   0.35            $  (2.67)
Weighted average number of diluted             15,772              19,407              15,735              18,660
     shares outstanding

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

Comparison of the Six Months Ended June 30, 1998 and 1997

      Revenues for the first six months of 1998 were $33,841,000 as compared to $33,143,000 for the same period in 1997, an increase of $698,000. The net increase in revenues was due to the acquisition of Consumer Health Network in June 1997, which added $1,978,000 of additional revenues, the accounts receivable financing of CMIC, which added $791,000 of additional revenues and the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $414,000 in additional revenues, which were partially offset by the provision of services to the Company's full service clients, which generated $1,608,000 less in revenues and the provision of administrative support for MRI and other diagnostic imaging equipment, which generated $878,000 less in revenues.

      Within the category of full service clients, the revenue from GMMS in the first six months of 1998 declined to $2,734,000 (12.9% of total revenue generated from full service clients) from $12,496,000 (or 55%) for the first six months of 1997 while revenue from other full service clients, generally primary care practices managed by the Company, were $18,396,000 for the first six months of 1998 compared to $10,241,000 in the first six months of 1997, or a 44.3% increase. This change in revenue mix reflects implementation of the Company's program to de-emphasize its reliance on revenues and profits from GMMS's injury related medical practice. Though these revenues generate higher profit margins, the very long collection cycle of injury related accounts receivable leaves GMMS unable to timely pay the management fees charged by the Company and is a significant barrier to the Company achieving its goal of positive cash flow from operations. While the profitability of primary care medical practices is lower than that of GMMS the accounts receivable collection cycle is significantly shorter. During the second quarter of 1998, the Company decided to terminate the Company's management agreement with GMMS. See "Notes to Unaudited Financial Statements - Non-Recurring Charges" and - "Revenue Recognition."

      Cost of revenues for the first two quarters of 1998 increased to $23,474,000 from $15,116,000 for the same period in 1997, an increase of $8,358,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was primarily attributable to the acquisition of Consumer Health Network in June 1997, which added $1,419,000 of additional costs, the accounts receivable financing of CMIC, which added $503,000 of additional costs, the Company's management of full service clients, which added $4,507,000 of additional costs, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $589,000 of additional costs, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $1,339,000 of additional costs.

      As a percentage of revenues, cost of revenues for the six month period ended June 30, 1998 increased to 69.4% from 45.6% for the same period of the prior year. This decrease in profit margin resulted primarily from a decline in the percentage of the Company's revenues generated by GMMS, a practice with historically high profit margins, and, to a lesser extent, the reclassification of certain general and administrative expenses.

      General and administrative expenses increased to $11,813,000 for the first six months of 1998 as compared to $10,430,000 for the same period in 1997, an increase of $1,383,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The net increase in general and administrative expenses was primarily due to the acquisition of Consumer Health Network in June 1997, which added $674,000 of additional expenses, the accounts receivable financing of CMIC, which added $3,000 of additional expenses, the Company's management of full service clients, which added $777,000 of additional expenses and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $263,000 of additional expenses, which were partially offset by the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which required $335,000 less in expenses,.

      Interest expense increased to $3,663,000 for the first six months of 1998 from $3,193,000 in 1997 principally due to interest on (a) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997, (b) $5,000,000
principal amount of 8% Notes issued on October 17, 1997, and (c) the borrowings from DVI Business Credit Corporation ("DVI") pursuant to the secured financing transaction described below. In addition, on May 26, 1998, the Company repaid the Revolving Credit Loan in full with the proceeds from DVI, which increased the Company's rate of borrowing.

      Interest, dividend and other income reported for the six month period ended June 30, 1998 decreased to a loss of $2,553,000 from a gain of $2,235,000 for the same period of 1997. The primary reasons for the loss were the write off of $989,000 in short term investments, which have been deemed impaired by the Company, and $1,982,000 in net losses recognized upon the sale of certain marketable securities.

Comparison of the Three Months Ended June 30, 1998 and 1997

      Revenues for the three month period ended June 30, 1998 declined to $15,054,000 from $17,760,000 for the same period in 1997, a decrease of $2,706,000. The net decrease in revenues was due to the reduction in services provided to the Company's full service clients, which generated $2,863,000 less in revenues, which was partially offset by the acquisition of Consumer Health Network in June 1997, which added $678,000 of additional revenues, the accounts receivable financing of CMIC, which added $353,000 of additional revenues, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $251,000 of additional revenues, and the provision of administrative support for MRI and other diagnostic imaging equipment, which generated $1,124,000 less in revenues.

      Within the category of full service clients, the revenue from GMMS in the second quarter of 1998 declined to $975,000 (10.3% of total revenue generated from full service clients) from $5,622,000 for the same period of 1997 while revenue from other full service clients and businesses, generally primary care practices managed by the Company, were $8,463,000 in the quarter compared to $6,679,000 in 1997, or a 21.0% increase. This change in revenue mix reflects implementation of the Company's program to de-emphasize its reliance on revenues and profits from GMMS's injury related medical practice. Though these revenues generate higher profit margins, the very long collection cycle of injury related accounts receivable leaves GMMS unable to timely pay the management fees charged by the Company and is a significant barrier to the Company achieving its goal of positive cash flow from operations. While the profitability of primary care medical practices is lower than that of GMMS the accounts receivable collection cycle is significantly shorter. During the second quarter of 1998, the Company decided to terminate the Company's management agreement with GMMS. See "Notes to Unaudited Financial Statements - Non-Recurring Charges" and "Revenue Recognition."

      Cost of revenues for the second quarter of 1998 increased to $13,024,000 from $9,384,000 for the same period in 1997, an increase of $3,640,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was primarily attributable to the acquisition of Consumer Health Network in June 1997, which added $746,000 of additional costs, the accounts receivable financing of CMIC, which added $276,000 of additional costs, the Company's management of full service clients, which added $1,491,000 of additional costs, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $181,000 of additional costs, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $957,000 of additional costs.

      As a percentage of revenues, cost of revenues for the second quarter of 1998 increased to 86.5% from 52.8% for the same period in the prior year. This decrease in profit margin resulted primarily from a decline in the percentage of the Company's revenues generated by GMMS, a practice with historically high profit margins, and, to a lesser extent, the reclassification of certain general and administrative expenses.

      General and administrative expenses increased to $7,182,000 for the second quarter of 1998 as compared to $4,615,000 for the same period in 1997, an increase of $2,567,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The net increase in general and administrative expenses was primarily due to the acquisition of Consumer Health Network in June 1997, which added $286,000 of additional expenses, the accounts receivable financing of CMIC, which required $43,000 less in expenses, the Company's management of full service clients, which added $2,045,000 of additional expenses, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $104,000 of additional expenses, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $174,000 of additional expenses.

      Interest expense increased to $1,798,000 for the second quarter of 1998 from $1,659,000 for the same period in 1997 principally due to interest on (a) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997, (b) $5,000,000 principal amount of 8% Notes issued on October 17, 1997, and (c) the borrowings from DVI. In addition, on May 26, 1998, the Company repaid the Revolving Credit Loan in full with the proceeds of the secured financing transaction, described below, with DVI, which increased the Company's rate of borrowing.

      Interest, dividend and other income reported for the second quarter of 1998 decreased to a loss of $3,393,000 from a gain of $1,443,000 for the same period of 1997. The primary reasons for the loss were the write off of $989,000 in short term investments, which have been deemed impaired by the Company, and $2,712,000 in net losses recognized upon the sale of certain marketable securities.

Liquidity and Capital Resources

      To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been the proceeds of its initial public offering and its sales of an aggregate of $5,000,000 principal amount of 8% Convertible Subordinated Notes, $40,250,000 principal amount of 8% Convertible Subordinated Debentures due August 15, 2003, $28,750,000 principal amount of 8% Convertible Subordinated Debentures due December 15, 2003, $5,000,000 principal amount of 8% Notes due April 30, 1998 and 2,300,000 Common Shares in February 1998, and $10,000,000 principal amount of borrowings, which have been repaid, under the Revolving Credit Loan. In addition, on May 26, 1998, the Company entered into a secured financing transaction, described below, with DVI Business Credit Corporation ("DVI") pursuant to which the Company owed approximately $12,209,707 as of August 14, 1998. At June 30, 1998, the Company had working capital of $48,207,000.

      The Company's full service clients are liable to the Company for management fees regardless of whether the client receives payment for the medical services rendered. The Company, however, has historically deferred collecting amounts owed to it when full service clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at June 30, 1998 was 145 days. The number of outstanding days decreased from329 at March 31, 1998 because the receivables of GMMS, which were historically very long, were not included in such calculation due to the Company having terminated its management agreement with GMMS. To date, the Company's efforts to accelerate collections of receivables owed to its full service clients have not proven successful, therefore, the Company continues to seek to more effectively utilize employees and other resources devoted to collection efforts and to consolidate most billing and collection efforts at a centralized facility. See "Notes to Unaudited Financial Statements
- Non-Recurring Charges."

      Net cash used for operating activities during the first half of 1998 was $13,915,000, principally due to an increase in accounts receivable of $10,642,000. During the second quarter of 1998, the Company used $648,000 of cash and issued $230,000 of its common shares to complete acquisitions. During that period, the Company also made capital expenditures of $1,028,000 (compared to $4,169,000 for 1997), primarily for the acquisition of MRI and other diagnostic imaging equipment and the refurbishment and expansion of the offices provided to its full service clients.

      During the first six months of 1998, the Company funded its operating cash flow deficit, acquisitions and capital expenditures primarily through (i) a reduction in the Company's cash and cash equivalents, (ii) a net reduction in marketable securities, (iii) the sale of 2,300,000 Common Shares in February 1998, certain sale and leaseback transactions and (v) the secured financing transaction, described below, with DVI.

      Due to the Company's reduced needs, the Company has substantially curtailed its previously announced $10 to $15 million investment in management information systems, however, the Company continues to re-evaluate its needs. The actual amount and timing of the investment in new management information systems will depend upon technological changes and the number of medical offices and doctors under full service management, and the Company's cash resources. The Company has also reduced its planned 1998 capital expenditures, which are expected to be used largely for the renovation of the offices of certain of its full service clients and the consolidation of the Company's billing and collection efforts, however, the actual amount and timing of these expenditures will also depend upon the Company's cash resources.

      In February 1998, the Company completed a public offering of 2,300,000 Common Shares at $10.75 per share and received net proceeds of $22,415,000. Costs incurred with respect to the registration of the Common Shares in addition to the underwriter's commission and expenses, including repayment of $7,966,000 principal amount of the Revolving Credit Loan, were $8,666,000.

      On May 26, 1998, a newly formed wholly owned subsidiary of the Company, Medical Receivables Corp. ("MRC") and DVI entered into a Loan and Security Agreement pursuant to which DVI agreed to lend to MRC up to $40,000,000 principal amount at an interest rate equal to the prime rate plus 1.5% to the extent that such borrowings do not exceed 85% of the accounts receivable of MRC that secure such obligation. The proceeds paid by MRC to the Company's full service clients were used to pay down outstanding management fees owed to the Company by its full service clients. As of June 30, 1998, the outstanding loan balance owed by MRC to DVI was $11,306,000, and MRC could borrow approximately an additional $2,568,000 under the Loan and Security Agreement. As August 14, 1998, the outstanding loan balance owed by MRC to DVI was $12,210,000 and MRC could borrow approximately an additional $494,000 under the Loan and Security Agreement. The Company is currently seeking to obtain additional secured financing, which would be secured by receivables not currently securing MRC's obligation to DVI, or other available financing.

      On each of June 1 and July 1, 1998, the Company repaid $625,000 of the 8% Notes, leaving a remaining balance of $1,250,000 principal amount of 8% Notes due September 30, 1998. The 8% Notes were issued in a private placement in October 1997 in the original principal amount of $5 million. The 8% Notes bear interest at 8.0% per annum and were originally due on April 30, 1998. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 Common Shares. On April 30, 1998, the Company and the holders of the 8% Notes agreed to amend certain terms of the 8% Notes. Pursuant to the amendment, the holder of an 8% Note in the principal amount of $625,000 agreed to waive any right to convert its 8% Note into Common Shares and extended the maturity date with respect to such note to June 1, 1998. The holders of the remaining 8% Notes with a principal amount of $1,875,000 agreed to extend the maturity date of their notes to the earlier of (i) September 30, 1998 or (ii) the closing of a debt or equity financing by the Company in the amount of at least $10,000,000. If the 8% Notes are due September 30, 1998, the holders of such notes also waived their right to convert their notes into Common Shares at a conversion price of $9.00 per share. If, however, the maturity date occurs before September 30, 1998, the holders of such 8% Notes shall have the right to convert their 8% Notes into Common Shares at a conversion price of $9.00 per share.

      At June 30 1998, $26,439,000, or 36.0%, of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient service receivables due to GMMS with a face amount of $69,163,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. During the second quarter of 1998, the Company decided to terminate its management agreement with GMMS effective August 10, 1998 due to the long-collection cycle associated with, and difficulty in collecting, the accounts receivable generated by this line of business. See "Item 5 Other Information." GMMS has been forced to close its medical practice due to the delay and denial by insurance carriers of substantial amounts of claims made by GMMS for payment of medical services. See "Item 1 Legal Proceedings." As a result, and after a thorough analysis of the Company's efforts to improve the collection rate of GMMS' accounts receivable, $28.9 million in outstanding management fees owing from GMMS, which are secured by such accounts receivable, have been deemed uncollectible and written down by the Company. In addition, the curtailment of the Company's injury related business has resulted in $4.0 million of non-recurring incremental costs associated with collecting GMMS' receivables. The Company also expects to take additional charges against earnings in the third quarter related to GMMS of between $4.0 million to $5.0 million for certain severance, lease termination and other costs, and the write off of assets related to the medical offices that serviced GMMS' medical practice.

      As a result of the Company's implementation of a plan to improve its cost structure and disassociate from its full service clients' underperforming medical practices, the Company and its clients decided to close certain medical practices as well as reduce the carrying amount of impaired long-lived assets (i.e. advances for acquisitions and good-will) to their fair value. The charges associated with the write off of these long-lived assets are included in the Company's results of operations for the three and six month periods ended June 30, 1998 under "Non-recurring, non-cash charges." As a result of the closing of these offices and, after a thorough analysis of the Company's efforts to improve the collection rate of its full service clients, the Company wrote off approximately $13.0 million in outstanding management fees, which have been deemed to be uncollectible. The Company also expects to take additional charges against earnings of between $3.0 million to $7.0 million during the third quarter of 1998 relating to, among other things, the closing of additional medical offices by full service clients, and certain lease termination, severance and other costs in connection with the Company's operations at these offices.

      From July 1996 through the beginning of 1998, the Company had conducted an active acquisition program using both cash and stock as consideration in its transactions. More recently, however, because of the decline in the price of the Company's common stock and its cash flow deficit from operations, the Company has been forced to substantially curtail its acquisition program. Accordingly, the Company has determined that its most likely vehicle for growth in the near term will be from the internal expansion of its full service clients currently under management and the expansion of its other businesses: Consumer Health Network, the provision of MRI and other diagnostic imaging equipment to third party's and the accounts receivable financing of CMIC. The curtailment of the Company's acquisition program and shift to internal expansion will likely have a material adverse effect on the Company's growth of revenue.

      Certain deferred acquisition payments are payable in the event certain full service clients attain predetermined financial targets during established periods of time following the acquisitions. In connection with such deferred payments, the Company issued 88,967 shares of common stock during the second quarter, and expects to pay $500,000 and issue 780,000 shares of common stock during the third quarter. The Company does not expect, based on current analysis of financial targets, to have to make additional payments or issue shares of common stock, in an amount which will have a material impact on the Company's financial condition or results of operations prior to December 31, 1998.

      The Company has recognized a full tax benefit for the net operating loss incurred in the second quarter of 1998. The net operating loss expires in 2018. To the extent that there is an ownership change pursuant to Section 382 of the Internal Revenue Code, or the Company does not recognize sufficient taxable income to utilize the net operating loss, annual limitations and/or a valuation allowance may be required in the future. To preserve cash for operations, the Company ceased making estimated income tax payments for federal and state purposes in the second quarter of 1997. The Company is currently delinquent with respect to its 1997 income tax liabilities and may incur penalties and interest, accumulated through the second quarter of 1998, of up to approximately $1,000,000 when its liabilities are ultimately paid. No accrual has been recorded for this liability.

      The Company's cash flow deficit from operations was $13,915,000 for the six month period ended June 30, 1998. As previously announced, the Company has completed its review of the expenses it incurs as well as the expenses of its full service clients. The Company and its full service clients have made significant reductions of those expenses. After consultation with, and obtaining the agreement of, certain of its full service clients, the Company has implemented, in the first half of 1998, expense reductions of approximately $20,620,000 on an annualized basis. Further expense reductions are being studied and, after additional consultation with its clients, may be implemented in the second half of 1998. Although there can be no assurance, the Company's objective is to achieve positive cash flows from operations during the second half of 1998.

      The Company believes that cash and marketable securities, including the proceeds of its February 1998 offering, cash flow from operations reflecting the expense reductions discussed above, and additional borrowings from DVI or another lender will enable it to meet its working capital and capital expenditure requirements through the second quarter of 1999. In addition, the Company is exploring other options of raising capital, including through the sale of one or more of its businesses.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

      On May 19, 1998, Tenbroeck Management, Corp., a wholly owned subsidiary of the Company ("TMC"), sent notice to Tenbroeck Medical Associates, P.C., a full service client ("TMA"), that TMA was in default under its management agreement for failing to pay fees and that TMC intended to terminate the agreement within forty-five days if the fees were not paid in full. On June 23, 1998, TMC sent a second notice of default to TMA identifying July 5, 1998 as the termination date. As of April 30, 1998, the aggregate management fees owed to TMC were approximately $1.15 million. On June 26, 1998, TMA brought an action against TMC, the Company and certain officers of the Company in the Supreme Court of the State of New York, New York County, seeking a preliminary injunction and temporary restraining order to compel TMC to continue to provide physician practice management services to TMA and at least $10.0 million dollars in unspecified damages. On July 16, 1998, the defendants filed a motion to dismiss the action for failure to state a claim. The Company believes this action is without merit and intends to defend itself vigorously. Although the Company believes that the ultimate resolution of this matter is not likely to have a material adverse effect on the Company, there can be no assurance that the ultimate resolution of this matter, if adversely determined, would not have a material adverse effect on the Company.

      On June 22, 1998, GMMS commenced suit against several insurance carriers in the Supreme Court of the State of New York, Kings County, seeking a declaratory judgement and preliminary injunction against such carriers. The carriers have denied substantial amounts of claims made by GMMS for payment of medical services rendered under New York's no-fault insurance laws arguing that GMMS does not technically exist because the name on its invoice uses an assumed name with a corporate identifier. On July 28, 1998, the court denied granting a preliminary injunction as to certain claims that have already been filed in arbitration by GMMS. The court, however, ruled that GMMS is entitled to seek a declaratory judgement in its favor in connection with numerous denied claims that were not submitted to arbitration. The Company believes that such denials are not proper and, along with other similar actions taken by insurance carriers, have resulted in delays of payment of substantial amounts of accounts receivable of GMMS, and accordingly resulted in GMMS' inability to pay the Company's management fees. In turn, GMMS' inability to pay the Company's management fees has adversely effected the Company's financial condition. See "Notes to Unaudited Financial Statements - Non-Recurring Charges."

Item 2. Changes in Securities

      The following table indicates all unregistered sales of the Company's Common Stock during the quarter ended June 30, 1998 pursuant to Section 4(2) of the Securities Act of 1933, as amended:

Shareholder            Purpose               Date                  No. of Shares
-----------            -------               ----                  -------------
Benjamin Chouake       Acquisition           May 13, 1998          88,967
Peter Herman           Settlement            May 27, 1998          30,400
Frank Carr             Compensation          June 10, 1998         715

Item 4. Submission of Matters to Vote of Security Holders

      The Company held its 1998 Annual Meeting on May 27, 1998 at which shareholders of the Company voted as follows:

Election of Directors

Steven M. Rabinovici                For 12,388,417          Withheld 180,113
Arthur L. Goldberg                  For 12,401,226          Withheld 167,304
Kenneth S. Schwartz, M.D.           For 12,400,537          Withheld 167,993
Steven Cohn                         For 12,398,417          Withheld 170,113
Steven A. Hirsh                     For 12,401,417          Withheld 167,113
Joseph S. Tocci                     For 12,401,092          Withheld 167,438

Confirmation of Arthur Andersen, LLP as independent auditors for the Company

For 12,473,491   Against 84,789    Abstained 10,250

Adoption of Employee Stock Purchase Plan

For 9,279,880    Against 781,688   Abstained 99,758

Amendment to the 1995 Stock Option Plan

For 9,146,803    Against 861,162   Abstained 153,361  Broker Non-Votes 2,407,204

Item 5. Other Information.

      On June 16, 1998, Alan Goldstein, the Company's former
Vice-President-Finance and Chief Accounting Officer, resigned as an officer from the Company.

      On June 17, 1998, Ronald F. Matthews, Jr., the Company's former Vice President-Business Development, was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer of the Company replacing Arthur
L. Goldberg, as Chief Financial Officer, and Alan Goldstein, as Chief Accounting Officer.

      On July 20, 1998, the Company and Dennis Simmons, the Company's Chief Operating Officer, entered into an Agreement and General Release, pursuant to which Mr. Simmons resigned as an officer from the Company and its subsidiaries. In consideration for Mr. Simmons' resignation and his release of all claims against the Company, including pursuant to his employment agreement, the Company paid Mr. Simmons approximately $100,000.

      On August 13, 1998, the Board of Directors approved the terms of an agreement pursuant to which Arthur L. Goldberg, the Company's Vice Chairman and former Chief Financial Officer would resign as an officer and a director from the Company and its subsidiaries. Subject to negotiation and execution of a definitive agreement, in consideration for Mr. Goldberg's resignation and conditional release of all claims against the Company, including pursuant to his employment agreement, the Company will pay Mr. Goldberg $100,000.

      On August 13, 1998, the Board of Directors approved the terms of an agreement between the Company, GMMS and Lawrence Shields, M.D. pursuant to which Dr. Shields shall cooperate with the Company in its efforts to collect GMMS' accounts receivable that secure the Company's outstanding management fees owed from GMMS. Subject to negotiation and execution of a definitive agreement, Dr. Shields shall be entitled to receive an amount equal to 15% of the collected receivables up to an aggregate of $950,000 and work as an independent contractor for one year for another full service client of the Company for $150,000.

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

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:                            COMPLETE MANAGEMENT, INC.
                                        -----------------------------------
                                        (Registrant)


       August 19, 1998                  /s/ STEVEN RABINOVICI
       ---------------                  -----------------------------------
                                        Steven Rabinovici
                                        Chairman, Chief Executive Officer
                                        and President


       August 19, 1998                  /s/ RONALD F. MATTHEWS, JR
       ---------------                  -----------------------------------
                                        Ronald F. Matthews, Jr.
                                        Chief Financial and Accounting Officer