Form 10-Q
period 1998-09-30
COMPLETE MANAGEMENT INC
filed 1998-11-23
CIK 1002063

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

      (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                         Commission file number 0-27260

                            COMPLETE MANAGEMENT, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  New York                                   11-3149119
                  --------                                   ----------
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

      254 West 31st Street, New York, NY                     10001-2813
      ----------------------------------                     ----------
      (Address of Principal Executive                        (Zip Code)
                  Offices)

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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 16, 1998, the registrant had a total of 15,019,981 outstanding shares of Common Stock.

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

      In particular, in connection with certain past acquisitions and the entry into long-term physician practice management agreements the Company has disclosed expected additions to its revenues from such transactions. Such revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. Important factors, including those set forth below, could cause the Company's actual results from these transactions to differ materially and adversely from the projections, or the additional revenues from these transactions could be offset by a diminution of other revenues. Accordingly, there can be no assurance that the Company will achieve the projected revenues, or, if attained, what effect such revenues will have on the Company's net earnings or earnings per share. In addition, the healthcare industry in general and the physician practice management business in particular are undergoing significant changes, making the Company particularly susceptible to various factors that may affect future results, such as the following: risks relating to the Company's expense reductions, risks relating to the Company's restructuring efforts; risks relating to the integration in connection with the acquisitions; risks relating to capital requirements; identification of growth opportunities; control of healthcare costs; risks relating to certain legal matters; risks relating to exposure to professional liability; risks relating to government regulations; risks relating to healthcare reform and proposed legislation; and possible volatility of stock price.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.


                            COMPLETE MANAGEMENT, INC.
                      Condensed Consolidated Balance Sheets

                                                                                        December 31,     September 30,
                                                                                            1997             1998
                                                                                        ---------------------------
                                                                                     (in thousands, except share data)
                                Assets
Current Assets:
      Cash and cash equivalents                                                      $   3,689            $   2,470
      Marketable securities                                                              6,894                   18
      Notes receivable - related party                                                      12                   --
      Notes receivable - other                                                             553                1,137
      Accounts receivable, net of unamortized discount
        of $1,087 and $1,626, respectively and allowance
        for doubtful accounts of $1,438 and $2,968, respectively                        68,312               44,748
      Short-term investments                                                             2,107                   --
      Prepaid expenses and other current assets                                          1,935                1,678
                                                                                     ---------            ---------
                                Total Current Assets                                    83,502               50,051
                                                                                     ---------            ---------
      Long-term portion of accounts receivable, net of
         unamortized discount of $1,579 and $3,140, respectively                        32,678               18,277
      Property and equipment, less accumulated depreciation and
         amortization of $5,665 and $7,355, respectively                                24,707               29,263
      Intangible assets, less accumulated amortization of $2,183
         and $3,888, respectively                                                       52,951               43,919
      Debt issuance cost                                                                 6,641                5,719
      Advances to full service clients                                                  19,258               17,926
      Other assets                                                                       6,323                7,973
      Deferred tax asset, net of valuation allowance of $0 and
         $11,547, respectively                                                              --               16,400
                                                                                     ---------            ---------
                                Total Assets                                         $ 226,060            $ 189,528
                                                                                     =========            =========

                                Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                                          $   5,333            $   7,947
      Restructuring reserve                                                                 --                8,620
      Income taxes payable                                                               3,741                4,098
      Deferred income taxes - current                                                    3,946                   --
      Deferred purchase price                                                            5,741                  498
      Notes payable                                                                      5,242               13,044
      Current portion of capital lease obligations                                       1,894                2,258
      Current portion of long-term debt                                                 10,015                   --
                                                                                     ---------            ---------
                                Total Current Liabilities                               35,912               36,465
                                                                                     ---------            ---------
      Deferred income taxes - noncurrent                                                 7,907                   --
      Long term portion of capital lease obligations                                     4,164                6,063
      Deferred rent                                                                        136                  131
      Convertible subordinated debentures                                               73,844               74,659
      Minority interest                                                                  4,174                4,181
      Line of credit                                                                        --                2,182
                                                                                     ---------            ---------
                                Total Liabilities                                      126,137              123,681
                                                                                     ---------            ---------
Stockholders' equity:
      Preferred stock, $.001 par value; authorized, 2,000,000 shares,
         issued and outstanding, none                                                       --                   --
      Common stock, $.001 par value; authorized, 40,000,000 shares,
         issued and outstanding shares,                                                     11                   15
        11,421,884 shares at December 31, 1997 and 15,019,981 shares at
September 30, 1998
      Paid-in capital                                                                   79,987              107,005
      Retained earnings                                                                 20,698              (41,131)
      Unrealized loss on marketable securities - available for sale                       (773)                 (42)
                                                                                     ---------            ---------
                                Total Stockholders' Equity                              99,923               65,847
                                                                                     ---------            ---------

                                Total Liabilities and Stockholders' Equity           $ 226,060            $ 189,528
                                                                                     =========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                   Condensed Consolidated Statements of Income

                                                                       Three months ended                   Nine months ended
                                                                          September 30,                       September 30,
                                                                  ---------------------------         ---------------------------
                                                                     1997              1998             1997                1998
                                                                  ---------------------------         ---------------------------
                                                                              (in thousands, except per share data)
Revenue:
From a related party                                              $   4,523         $      --         $  17,019         $   2,734
Other revenue                                                        15,692            11,265            36,339            42,372
Interest discount                                                      (647)               --            (2,196)             (270)
                                                                  ---------         ---------         ---------         ---------
  Net revenues                                                       19,568            11,265            51,162            44,836
                                                                  ---------         ---------         ---------         ---------

Operating expenses:
Cost of revenues                                                     11,691            10,472            26,893            32,903
General and administrative expenses                                   3,818             7,397            14,162            20,253
Non-Recurring charges                                                    --            17,491                --            74,173
                                                                  ---------         ---------         ---------         ---------
  Total operating expenses                                           15,509            35,360            41,055           127,329
                                                                  ---------         ---------         ---------         ---------

  Income (loss) from operations                                       4,059           (24,095)           10,107           (82,493)

Reversal of interest discount                                           542               375             1,671             1,277

Interest expense                                                     (1,683)           (2,121)           (4,876)           (5,784)

Interest, dividend and other income (expense), net                      584              (406)            2,820            (2,959)

Gain on partial equity disposition                                      850                --               850                --
                                                                  ---------         ---------         ---------         ---------

  Income (loss) before income taxes and extraordinary item            4,352           (26,247)           10,572           (89,959)
                                                                  ---------         ---------         ---------         ---------

Provision for income taxes                                            1,614                --             4,030           (27,985)
                                                                  ---------         ---------         ---------         ---------

  Income (loss) before extraordinary item                             2,738           (26,247)            6,542           (61,974)
                                                                  ---------         ---------         ---------         ---------

Extraordinary item, extinguishment of debt,
net of income tax expense of $0 and $119, respectively                   --               145                --               145
                                                                  ---------         ---------         ---------         ---------

  Net income (loss)                                               $   2,738         $ (26,102)        $   6,542         $ (61,829)
                                                                  =========         =========         =========         =========

Basic net income (loss) per share                                 $    0.25         $   (1.81)        $    0.64         $   (4.50)
                                                                  =========         =========         =========         =========

Basic weighted average number of shares outstanding                  10,742            14,459            10,299            13,739
                                                                  =========         =========         =========         =========

Diluted net income (loss) per share                               $    0.22         $   (1.81)        $    0.58         $   (4.50)
                                                                  =========         =========         =========         =========

Diluted weighted average number of shares outstanding                16,510            14,459            15,876            13,739
                                                                  =========         =========         =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
                 Condensed Consolidated Statements of Cash Flows

                                                                   Nine Months ended September 30
                                                                   ------------------------------
                                                                       1997            1998
                                                                   ------------------------------
                                                                         (in thousands)
Cash flows from operating activities:
  Net income (loss)                                                 $  6,542         $(61,829)
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities:                 0                0
    Loss on impairment of goodwill                                        --            3,571
    Loss on impairment of accounts receivable                             --           42,723
    Loss on impairment of advances to full-service clients                --            4,122
    Gain on disposal of fixed assets                                      --              (97)
    Provision for uncollectible accounts                                  --            6,823
    Extraordinary gain                                                    --             (145)
    Restructuring reserve                                                 --            8,620
    Other nonrecurring charges adjustment                                 --              669
    Depreciation and amortization                                      3,641            5,840
    Discount of accounts receivable, net of amortization                  --            2,100
    Loss (gain) on sale of marketable securities
      - available for sale                                              (608)           3,590
    Amortization of deferred note issuance cost                           --              922
    Gain on partial equity disposition                                  (850)              --
    Income applicable to minority interest                                --                7
    Change in deferred taxes                                              --          (39,800)
    Deferred tax asset valuation allowance                                --           11,547
    Changes in operating assets and liabilities:
      Notes receivable from a related party                               63              253
      Accounts receivable                                            (32,748)         (13,681)
      Prepaid expenses and other current assets                       (1,276)             257
      Accounts payable and accrued expenses                            1,039            2,614
      Income taxes payable                                               819              357
      Other assets                                                    (2,648)          (4,685)
                                                                    --------         --------
             Net cash used in operating activities                   (26,026)         (26,222)
                                                                    --------         --------

Condensed Consolidated Statements of Cash Flows is continued on the next page.

                                                                               Nine Months ended September 30
                                                                               ------------------------------
                                                                                    1997            1998
                                                                               ------------------------------
                                                                                       (in thousands)
Cash flows from investing activities:
  Purchase of property and equipment                                              (10,873)          (7,757)
  Businesses acquired                                                             (40,018)            (308)
  Increase in minority interest                                                     5,198               --
  Investment in subsidiary                                                             --             (600)
  Loans advanced to acquire businesses                                                 --             (721)
  Repayment of advances to full service clients                                        --               --
  Purchase of marketable securities                                               (52,168)          (5,884)
  Proceeds from sales and maturities of marketable securities                      74,415           13,491
  Purchase of medical receivables                                                      --               89
  Purchase of shortterm investments                                                  (100)            (370)
                                                                                 --------         --------
        Net cash used in investing activities                                     (23,546)          (2,060)
                                                                                 --------         --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    underwriters' commission & expenses                                                --           23,115
  Proceeds from exercise of options and warrants                                      969               --
  Proceeds from partial equity disposition                                          5,000               --
  Payment to extinguish convertible debentures                                         --             (435)
  Deferred note issuance costs                                                       (275)              --
  Repayment of notes payable                                                           (7)          (4,644)
  Repayment of longterm debt                                                           --          (10,000)
  Proceeds from capital lease obligations                                            (660)           2,339
  Cash acquired in merger                                                             652               --
  Proceeds from bank line of credit                                                10,000           16,688
                                                                                 --------         --------
        Net cash provided by financing activities                                  15,679           27,063
                                                                                 --------         --------

        Net increase (decrease) in cash and cash equivalents                      (33,893)          (1,219)

Cash and cash equivalents at the beginning of the period                           40,138            3,689
                                                                                 --------         --------
Cash and cash equivalents at the end of the period                               $  6,245         $  2,470
                                                                                 ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                     $  5,023            5,730
    Taxes                                                                           4,364              223

Noncash investing and financing activities:
  Capital stock and debt issued for acquisitions of businesses and assets           8,485            5,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COMPLETE MANAGEMENT, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998

BASIS OF PRESENTATION AND OPERATIONS

      The accompanying condensed consolidated financial statements are unaudited and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the audited financial statements of Complete Management, Inc. (the "Company") for the year ended December 31, 1997.

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

Termination of Management Agreement

      During the second quarter, the Company decided to terminate its management agreement with its initial client, Greater Metropolitan Neurology Service, P.C. (d/b/a Greater Metropolitan Medical Services) ("GMMS"), effective August 10, 1998. At such date, GMMS began to wind down the operations of its medical practice. GMMS's primary focus had been the treatment of patients with injury-related conditions who carry insurance with various insurance carriers under the workers' compensation and automobile no-fault regulations. As a result of the termination, the Company recorded a write-off of approximately $28.9 million of accounts receivable in the second quarter. During the third quarter, the Company recorded an additional write-off of approximately $6.1 million, which is included as a non-recurring charge in the accompanying condensed consolidated statements of income as of September 30, 1998, related to the termination of the management agreement. Included in this write-off, is $2.1 million relating to the Company's re-evaluation of its receivable based on an incremental borrowing rate of 8% and an estimated collection period of 5 years. See "Notes to the Condensed Consolidated Financial Statements - Non-Recurring Charges."

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

Extraordinary Item

      During the third quarter, the Company purchased $360,000 of its 8% Convertible Subordinated Debentures due December 15, 2003 for $90,890 and $75,000 of its 8% Convertible Subordinated Debentures due August 15, 2003 for $19,340. The purchase of these securities resulted in an extraordinary gain of approximately $145,000. In addition, as of November 16, 1998, the Company has subsequently purchased $890,000 of its 8% Convertible Subordinated Debentures due December 15, 2003 for $208,842 and $225,000 of its 8% Convertible Subordinated Debentures due August 15, 2003 for $54,345.

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

      The Company's initial and former client, GMMS, is 95% owned by Lawrence Shields, M.D., who owns approximately 7.2% of the outstanding common stock of the Company as of November 16, 1998. Accordingly, GMMS had been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of the Company's gross revenues were generated from agreements with GMMS, respectively. During the third quarter of 1998, the Company did not recognize any revenues generated from agreements with GMMS.

New Accounting Pronouncements

      Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. As of September 30, 1998, accumulated comprehensive loss was approximately $41,737 consisting of unrealized gains and losses on marketable securities available-for-sale.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. This standard increases disclosure only and will have no impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recorded currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after such date. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (at the company's election, before January 1, 1998). The adoption of SFAS 133 will not have a material impact on the Company's financial statements.

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

        A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                          Three Months Ended Sept. 30, 1998        Three Months Ended Sept. 30, 1997
                         -------------------------------------   -------------------------------------
                           Income         Shares     Per Share     Income        Shares      Per Share
                         (Numerator)   (Denominator)  Amounts    (Numerator)  (Denominator)   Amounts
                         -----------   -------------  --------   -----------  -------------  ---------
                                          (In Thousands, except per share data)
Basic EPS
Net earnings
attributable to
common stock             $   (26,102)         14,459  $ (1.81)   $     2,738         10,742  $    0.25

Effect of Dilutive
Securities
Stock options                                     --                                    479
Stock warrants                                    --                                     62
Convertible debt                                                         907          5,227
                         -----------   -------------             -----------  -------------
Diluted EPS
Net earnings
attributable to
common stock and assumed
option and warrant
exercises,
and debt conversion      $   (26,102)         14,459  $ (1.81)   $     3,645         16,510  $    0.22
                         ===========   =============  =======    ===========  =============  =========

                           Nine Months Ended Sept. 30, 1998         Nine Months Ended Sept. 30, 1997
                         -------------------------------------   -------------------------------------
                           Income         Shares     Per Share     Income        Shares      Per Share
                         (Numerator)   (Denominator)  Amounts    (Numerator)  (Denominator)   Amounts
                         -----------   -------------  --------   -----------  -------------  ---------
                                          (In Thousands, except per share data)
Basic EPS
Net earnings
attributable to
common stock             $   (61,829)         13,739  $ (4.50)   $     6,542         10,299  $    0.64

Effect of Dilutive
Securities
Stock options                                     --                                    311
Stock warrants                                    --                                     39
Convertible debt                                                       2,694          5,227
                         -----------   -------------             -----------  -------------

Diluted EPS
Net earnings
attributable to
common stock and assumed
option and warrant
exercises,
and debt conversion      $   (61,829)         13,739  $ (4.50)   $     9,236         15,876  $    0.58
                         ===========   =============  =======    ===========  =============  =========

                                                    Anti-Dilutive Securities
                         -----------------------------------------------------------------------------
                          Three Months Ended Sept. 30, 1998        Three Months Ended Sept. 30, 1997
                         ------------------------------------    -------------------------------------
Stock options                                  1,422                                  1,402
Stock warrants                                   870                                    779
Convertible debt                               5,329                                      0
                                       =============                          =============
                                               7,621                                  2,181
                                       =============                          =============

                           Nine Months Ended Sept. 30, 1998        Nine Months Ended Sept. 30, 1997
                         ------------------------------------    -------------------------------------
Stock options                                  1,422                                  1,570
Stock warrants                                   870                                    802
Convertible debt                               5,252                                      0
                                       -------------                          -------------
                                               7,544                                  2,372
                                       =============                          =============

      The Basic Loss Per Share for the three months ended September 30, 1998 including extraordinary item as calculated on the income statement was a loss of $1.81 compared to a loss of $1.82 without extraordinary item. The Basic Loss Per Share for the nine months ended September 30, 1998 including extraordinary item as calculated on the income statement was a loss of $4.50 compared to a loss of $4.51 without extraordinary item. See "Notes to Condensed Consolidated Financial Statements - Extraordinary Item."

      The Diluted Loss Per Share for the three months ended September 30, 1998 including extraordinary item as calculated on the income statement was a loss of $1.81 compared to a loss of $1.82 without extraordinary item. The Diluted Loss Per Share for the nine months ended September 30, 1998 including extraordinary item as calculated on the income statement was a loss of $4.50 compared to a loss of $4.51 without extraordinary item. See "Notes to Condensed Consolidated Financial Statements - Extraordinary Item."

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

      During the second quarter of 1998, the Company decided to terminate its management agreement with GMMS effective August 10, 1998 due to the long-collection cycle associated with, and difficulty in collecting, the accounts receivable generated by this line of business. See "Part II, Item 5 - Other Information." GMMS has been forced to wind down its medical practice due to the delay and denial by insurance carriers of substantial amounts of claims made by GMMS for payment of medical services. See "Part II, Item 1 - Legal Proceedings." As a result, and after a thorough analysis of the Company's efforts to improve the collection rate of GMMS' accounts receivable, $28.9 million in outstanding management fees owing from GMMS, which are secured by such accounts receivable, have been deemed uncollectible and written down by the Company in the second quarter. In addition, the curtailment of the Company's injury related business has resulted in $4.0 million of non-recurring incremental costs associated with collecting GMMS' receivables in the second quarter. The Company also took a $6.1 million charge against earnings in the third quarter related to GMMS for certain severance, lease termination and other costs, and the write off of assets related to the medical offices that serviced GMMS' medical practice. Included in this write-off, is $2.1 million relating to the Company's re-evaluation of its receivable based on an incremental borrowing rate of 8% and an estimated collection period of 5 years.

      As a result of the Company's implementation of a plan to improve its cost structure and disassociate from its full service clients' underperforming medical practices, the Company and its clients decided to close certain medical practices as well as reduce the carrying amount of impaired long-lived assets (i.e. advances for acquisitions and goodwill) to their fair value. As a result of the closing of these offices and, after a thorough analysis of the Company's efforts to improve the collection rate of its full service clients, the Company wrote off approximately $10.8 million during the second quarter in outstanding management fees and approximately $12.1 million in goodwill and advances for acquisitions, which have been deemed to be uncollectible. The Company also took a charge against earnings of $0.9 million in the second quarter to write off various costs related to cancelled financings and acquisitions. The Company also took an $11.4 million charge against earnings during the third quarter of 1998 relating to, among other things, the closing of additional medical offices by full service clients, and certain lease termination, severance and other costs in connection with the Company's operations at these offices.

      The Company has been advised by its independent public accountants that if the improvement in operating cash flows, the sale of one or more of its businesses, and the restructuring of the Company's capitalization described in the preceding paragraphs have not been achieved or resolved prior to the completion of their audit of the Company's financial statements for the year ended December 31, 1998, their auditors' report on those financial statements may be modified to reflect the uncertainty related to the Company's ability to continue as a going concern.

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

      The Company had negative cash flow from operations of approximately $26,222,000 for the nine months ended September 30, 1998. As previously disclosed, one of the Company's goals in 1998 is to achieve positive cash flow from operations. Therefore, during the end of 1997 and throughout 1998, the Company has embarked on an expense reduction plan and evaluation of all of its client relationships to determine what actions are necessary to achieve this goal. Such evaluation included, but is not limited to, an analysis of the Company's relationships with its full service clients where the historical and anticipated collection patterns of the accounts receivable generated by those full service clients would be a barrier to achieving positive cash flow from operations in 1998. Based on this evaluation, the Company decided to terminate its relationships with, and significantly reduce its services provided to, certain of its full service clients. Such actions have and will have a material adverse effect on the recoverability of certain accounts receivable due from these clients and the fixed assets utilized in serving these clients, and result in related personnel and lease termination costs. See "Notes to the Condensed Consolidated Financial Statements - Non-Recurring Charges." This activity has and will have a material adverse effect on the Company's financial condition and results of operation. See "Liquidity and Capital Resources." The Company is continuing its analysis of expenses during the fourth quarter and may take additional actions that may adversely effect the Company's financial condition and results of operation in subsequent periods.

      The following unaudited table sets forth the operating results of the Company's full-service clients for the three and nine month periods ended September 30, 1998 and 1997. Since the Company does not have an ownership interest in its full service clients, the amounts set forth below are not included in the Company's financial results, except for the management fees earned by the Company.

                                    Nine months ended      Three months ended
(In thousands)                         September 30,           September 30,
                                  ---------------------   ---------------------
                                     1997        1998        1997        1998
                                  ---------   ---------   ---------   ---------
Gross physician billings          $  78,834   $  67,994   $  33,829   $  17,219
Contractual allowances            $ (14,982)  $ (22,812)  $  (6,757)  $  (7,125)
                                  ---------   ---------   ---------   ---------
Net physician billings               63,852      45,182      27,072      10,094

Management fees                   $  37,084   $  25,525   $  12,219   $   5,752
Medical personnel payroll         $  15,068   $  19,983   $   6,673   $   5,869
Other expenses and reserves       $  11,161   $   6,604   $   7,242   $   1,206
                                  ---------   ---------   ---------   ---------
   Total expenses                    63,313      52,112      26,134      12,827

                                  ---------   ---------   ---------   ---------
Net income                        $     539   $  (6,930)  $     938   $  (2,733)
                                  =========   =========   =========   =========

Management fees:
   GMMS                           $  17,019   $   2,300   $   4,523   $      --
   Other full service clients     $  20,065      23,225   $   7,696       5,752
                                  ---------   ---------   ---------   ---------
       Total                      $  37,084   $  25,525   $  12,219   $   5,752
                                  =========   =========   =========   =========

      The Company's initial and former client, GMMS, is 95% owned by Lawrence Shields, M.D., who owns approximately 7.2% of the outstanding common stock of the Company as of November 16, 1998. Accordingly, GMMS had been classified as a related party to the Company. In 1997, 1996, and 1995, 28%, 65% and 100% of its gross revenues were generated from agreements with GMMS, respectively. During the third quarter of 1998, the Company did not recognize any revenues generated from agreements with GMMS. See "Notes to Unaudited Financial Statements - Non-Recurring Charges" and "Liquidity and Capital Resources."

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

Results of Operations for the Nine Months Ended September 30, 1998 and 1997

      The following tables set forth, in dollars and as a percentage of revenues, respectively, certain items in the Company's statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997:

                                               Three Months Ended September 30,             Nine Months Ended September 30,
                                                  1997                  1998                  1997                   1998
                                           -------------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
Revenues                                   $ 20,215    100.0%    $ 11,265    100.0%    $ 53,358    100.0%    $ 45,106    100.0%
Interest discount(1)                           (647)    (3.2)           0      0.0       (2,196)    (4.1)        (270)    (0.6)
                                           --------   ------     --------   ------     --------   ------     --------   ------
Net revenues                                 19,568     96.8       11,265    100.0       51,162     95.9       44,836     99.4
Cost of revenues                             11,691     57.8       10,472     93.0       26,893     50.4       32,903     72.9
General & administrative expenses             3,818     18.9        7,397     65.7       14,162     26.5       20,253     44.9
                                           --------   ------     --------   ------     --------   ------     --------   ------
Income (loss) from operations                 4,059     20.1       (6,604)   (58.6)      10,107     18.9       (8,320)   (18.4)
Interest discount included in income(2)         542      2.7          375      3.3        1,671      3.1        1,277      2.8
Interest expense                             (1,683)    (8.3)      (2,121)   (18.8)      (4,876)    (9.1)      (5,784)   (12.8)
Interest, dividend and other income             584      2.9         (406)    (3.6)       2,820      5.3       (2,959)    (6.6)
Gain on partial equity disposition              850      4.2           --      0.0          850      1.6           --      0.0
Non-Recurring charge                             --      0.0      (17,491)  (155.3)          --      0.0      (74,173)  (164.4)
                                           --------   ------     --------   ------     --------   ------     --------   ------
Income (loss) before income taxes and
  extraordinary item                          4,352     21.5      (26,247)  (233.0)      10,572     19.8      (89,959)  (199.4)
                                           --------   ------     --------   ------     --------   ------     --------   ------
Provision for income taxes                    1,614      8.0           --      0.0        4,030      7.6      (27,985)   (62.0)
Income (loss) before extraordinary item       2,738     13.5      (26,247)  (233.0)       6,542     12.3      (61,974)  (137.4)
                                           --------   ------     --------   ------     --------   ------     --------   ------
Extraordinary item                               --      0.0          145      1.3           --      0.0          145      0.3
Net income (loss)                          $  2,738     13.5     $(26,102)  (231.7)    $  6,542     12.3     $(61,829)  (137.1)
                                           ========   ======     ========   ======     ========   ======     ========   ======

Basic net income per share                 $   0.25              $  (1.81)             $   0.64              $  (4.50)
Weighted average number of basic shares
  outstanding                                10,742                14,459                10,299                13,739
Diluted net income per share               $   0.22              $  (1.81)             $   0.58              $  (4.50)
Weighted average number of diluted shares
  outstanding                                16,510                14,459                15,876                13,739

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

Comparison of the Nine Months Ended September 30, 1998 and 1997

      Revenues for the first nine months of 1998 were $45,106,000 as compared to $53,358,000 for the same period in 1997, a decrease of $8,252,000. The net decrease in revenues was due to the provision of services to the Company's full service clients, which generated $5,801,000 less in revenues, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which generated $2,713,000 less in revenues, and the provision of administrative support for MRI and other diagnostic imaging equipment, which generated $1,934,000 less in revenues, partially offset by the Company's preferred provider network, which added $1,088,000 of additional revenues, and the accounts receivable financing of CMIC, which added $1,108,000 of additional revenues.

      Cost of revenues for the first three quarters of 1998 increased to $32,903,000 from $26,893,000 for the same period in 1997, an increase of $6,010,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The increase in cost of revenues was attributable to the Company's preferred provider network, which added $1,407,000 of additional costs, the accounts receivable financing of CMIC, which added $396,000 of additional costs, the Company's management of full service clients, which added $1,169,000 of additional costs, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $1,127,000 of additional costs, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $1,911,000 of additional costs.

      As a percentage of revenues, cost of revenues for the nine-month period ended September 30, 1998 increased to 72.9% from 50.4% for the same period of the prior year. This decrease in profit margin resulted from both an increase in the Company's cost of revenues and a decrease in its revenues.

      General and administrative expenses increased to $20,253,000 for the first nine months of 1998 as compared to $14,162,000 for the same period in 1997, an increase of $6,091,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The net increase in general and administrative expenses was due to the Company's preferred provider network, which added $730,000 of additional expenses, the accounts receivable financing of CMIC, which added $279,000 of additional expenses, the Company's management of full service clients, which added $4,971,000 of additional expenses, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $2,510,000 of additional expenses, partially offset by the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which required $2,399,000 less in expenses.

      Interest expense increased to $5,784,000 for the first nine months of 1998 from $4,876,000 in 1997 principally due to interest on (a) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997, (b) $5,000,000
principal amount of 8% Notes issued on October 17, 1997, and (c) the borrowings from DVI Business Credit Corporation ("DVI") pursuant to the secured financing transaction described below. In addition, on May 26, 1998, the Company repaid the Revolving Credit Loan in full with the proceeds from DVI, which increased the Company's rate of borrowing.

      Interest, dividend and other income reported for the nine month period ended September 30, 1998 decreased to a loss of $2,959,000 from a gain of $2,820,000 for the same period of 1997. The primary reasons for the loss were the write off of $1,499,000 in short term investments, which have been deemed impaired by the Company, and $2,091,000 in net losses recognized upon the sale of certain marketable securities.

Comparison of the Three Months Ended September 30, 1998 and 1997

      Revenues for the three month period ended September 30, 1998 declined to $11,265,000 from $20,215,000 for the same period in 1997, a decrease of $8,950,000. The net decrease in revenues was due to the reduction in services provided to the Company's full service clients, which generated $4,942,000 less in revenues, the Company's preferred provider network, which generated $890,000 less in revenues, the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which generated $2,379,000 less in revenues, and the provision of administrative support for MRI and other diagnostic imaging equipment, which generated $1,056,000 less in revenues, which were partially offset by the accounts receivable financing of CMIC, which added $317,000 of additional revenues.

      Cost of revenues for the third quarter of 1998 decreased to $10,472,000 from $11,691,000 for the same period in 1997, an decrease of $1,219,000. Cost of revenues includes the non-medical costs of physician practices and other costs directly related to the recognition of the Company's revenues, including the costs incurred by the Company to collect patient service receivables. The net decrease in cost of revenues was primarily attributable to the Company's management of full service clients, which required $1,709,000 less in costs, the Company's preferred provider network, which required $11,000 less in costs, the accounts receivable financing of CMIC, which required $108,000 less in costs, partially offset by the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which added $37,000 of additional costs, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $572,000 of additional costs.

      As a percentage of revenues, cost of revenues for the third quarter of 1998 increased to 93.0% from 57.8% for the same period in the prior year. This decrease in profit margin resulted from both an increase in the Company's cost of revenues and a decrease in its revenues.

      General and administrative expenses increased to $7,397,000 for the third quarter of 1998 as compared to $3,818,000 for the same period in 1997, an increase of $3,579,000. General and administrative expenses represent overhead and administrative expenses excluding costs directly related to operations and the recognition of revenues. The net increase in general and administrative expenses was primarily due to the Company's management of full service clients, which added $1,286,000 of additional expenses, the Company's preferred provider network, which added $56,000 of additional expenses, the accounts receivable financing of CMIC, which added $276,000 in additional expenses, and the provision of administrative support for MRI and other diagnostic imaging equipment, which added $2,247,000 of additional expenses, partially offset by the provision of limited non-medical services, such as billing and collection, transcription and temporary staffing, to partial service clients, which required $286,000 less in expenses.

      Interest expense increased to $2,121,000 for the third quarter of 1998 from $1,683,000 for the same period in 1997 principally due to interest on (a) $10,000,000 principal amount of borrowings incurred under a line of credit (the "Revolving Credit Loan"), $5,000,000 in February 1997 and $5,000,000 in May 1997, (b) $5,000,000 principal amount of 8% Notes issued on October 17, 1997, and (c) the borrowings from DVI. In addition, on May 26, 1998, the Company repaid the Revolving Credit Loan in full with the proceeds of the secured financing transaction, described below, with DVI, which increased the Company's rate of borrowing.

      Interest, dividend and other income reported for the third quarter of 1998 decreased to a loss of $406,000 from a gain of $584,000 for the same period of 1997. The primary reasons for the loss were the write off of $510,000 in short term investments, which have been deemed impaired by the Company, and $109,000 in net losses recognized upon the sale of certain marketable securities.

Liquidity and Capital Resources

      To date, the Company has primarily used its cash to support operating activities, including higher levels of receivables generated by increased management fees, to fund acquisitions and for capital expenditures. The Company's primary sources of cash have been the proceeds of its initial public offering and its sales of an aggregate of $5,000,000 principal amount of 8% Convertible Subordinated Notes, $40,250,000 principal amount of 8% Convertible Subordinated Debentures due August 15, 2003, $28,750,000 principal amount of 8% Convertible Subordinated Debentures due December 15, 2003, $5,000,000 principal amount of 8% Notes due April 30, 1998 and 2,300,000 Common Shares in February 1998, and $10,000,000 principal amount of borrowings, which have been repaid, under the Revolving Credit Loan. In addition, on May 26, 1998, the Company entered into a secured financing transaction, described below, with DVI Business Credit Corporation ("DVI") pursuant to which the Company owed approximately $11,298,000 as of November 13, 1998. At September 30, 1998, the Company had working capital of $47,236,000.

      The Company's full service clients are liable to the Company for management fees regardless of whether the client receives payment for the medical services rendered. The Company, however, has historically deferred collecting amounts owed to it when full service clients have experienced delays in collecting payments for medical services. A substantial majority of the accounts receivable generated by the Company's full service clients remain outstanding for extended periods. The average days outstanding for the Company's full service clients' receivables at September 30, 1998 was 162 days. The number of outstanding days increased from 145 at June 30, 1998. To date, the Company's efforts to accelerate collections of receivables owed to its full service clients have not proven successful, therefore, the Company continues to seek to more effectively utilize employees and other resources devoted to collection efforts and to consolidate most billing and collection. See "Notes to Condensed Consolidated Financial Statements - Non-Recurring Charges."

      Net cash used for operating activities during the first nine months half of 1998 was $26,222,000. During the third quarter of 1998, the Company also used $185,000 of cash to pay the deferred purchase prices of certain previously completed acquisitions. During that period, the Company also made capital expenditures of $7,757,000 compared to $10,873,000 for 1997.

      On July 8, 1998, as previously disclosed, the Board of Directors authorized the Company to buy back up to $5,000,000 of its outstanding 8% Convertible Subordinated Debentures. See "Notes to Condensed Consolidated Financial Statements - Extraordinary Item."

      During the first nine months of 1998, the Company funded its operating cash flow deficit, acquisitions and capital expenditures primarily through (i) a reduction in the Company's cash and cash equivalents, (ii) a net reduction in marketable securities, (iii) the sale of 2,300,000 Common Shares in February 1998, (iv) certain sale and leaseback transactions and (v) the secured financing transaction, described below, with DVI.

      Due to the Company's reduced needs, the Company has substantially curtailed its previously announced $10 to $15 million investment in management information systems, now projected to be less than $2 million. However, the Company continues to re-evaluate its needs. The actual amount and timing of the investment in new management information systems will depend upon technological changes and the number of medical offices and doctors under full service management, and the Company's cash resources. The Company has also reduced its planned 1998 capital expenditures, which are expected to be used largely for the renovation of the offices of certain of its full service clients and the consolidation of the Company's billing and collection efforts, however, the actual amount and timing of these expenditures will also depend upon the Company's cash resources.

      In February 1998, the Company completed a public offering of 2,300,000 Common Shares at $10.75 per share and received net proceeds of $22,415,000. Costs incurred with respect to the registration of the Common Shares in addition to the underwriter's commission and expenses, including repayment of $7,966,000 principal amount of the Revolving Credit Loan, were $8,666,000.

      On May 26, 1998, a newly formed wholly owned subsidiary of the Company, Medical Receivables Corp. ("MRC") and DVI entered into a Loan and Security Agreement pursuant to which DVI agreed to lend to MRC up to $40,000,000 principal amount at an interest rate equal to the prime rate plus 1.5% to the extent that such borrowings do not exceed 85% of the accounts receivable of MRC that secure such obligation. The proceeds paid by MRC to the Company's full service clients were used to pay down outstanding management fees owed to the Company by its full service clients. As of September 30, 1998, the outstanding loan balance owed by MRC to DVI was $11.8 million, and MRC could borrow approximately an additional $1.0 million under the Loan and Security Agreement. As of November 13, 1998, the outstanding loan balance owed by MRC to DVI was $11,298,000 and MRC could borrow approximately an additional $166,000 under the Loan and Security Agreement. The Company is currently seeking to obtain additional secured financing, which would be secured by receivables not currently securing MRC's obligation to DVI, or other available financing.

      On each of June 1 and July 1, 1998, the Company repaid $625,000 of the 8% Notes, leaving a remaining balance of $1,250,000 principal amount of 8% Notes due September 30, 1998. The 8% Notes were issued in a private placement in October 1997 in the original principal amount of $5 million. The 8% Notes bear interest at 8.0% per annum and were originally due on April 30, 1998. As additional consideration, holders of the 8% Notes received an aggregate of 15,000 Common Shares. On April 30, 1998, the Company and the holders of the 8% Notes agreed to amend certain terms of the 8% Notes. Pursuant to the amendment, the holder of an 8% Note in the principal amount of $625,000 agreed to waive any right to convert its 8% Note into Common Shares and extended the maturity date with respect to such note to June 1, 1998. The holders of the remaining 8% Notes with a principal amount of $1,875,000 agreed to extend the maturity date of their notes to the earlier of (i) September 30, 1998 or (ii) the closing of a debt or equity financing by the Company in the amount of at least $10,000,000. If the 8% Notes are due September 30, 1998, the holders of such notes also waived their right to convert their notes into Common Shares at a conversion price of $9.00 per share. If, however, the maturity date occurs before September 30, 1998, the holders of such 8% Notes shall have the right to convert their 8% Notes into Common Shares at a conversion price of $9.00 per share. The Company repaid $625,000 of the 8% Notes on July 3, 1998. As of November 16, 1998, the remaining balance of the 8% Notes, $1,250,000, had not been repaid, and the holders thereof have not demanded payment. The Company is in the process of negotiating new terms of such obligations.

      At September 30, 1998, $25,771,000, or 37%, of the Company's accounts receivable were due from GMMS. These receivables are collateralized by patient service receivables due to GMMS with a face amount of $67,776,000 at such date. GMMS's ability to pay the Company is dependent upon the Company's ability to collect the patient service receivables on behalf of GMMS. During the second quarter of 1998, the Company decided to terminate its management agreement with GMMS effective August 10, 1998 due to the long-collection cycle associated with, and difficulty in collecting, the accounts receivable generated by this line of business. See "Part II, Item 5 Other Information." GMMS has been forced to close its medical practice due to the delay and denial by insurance carriers of substantial amounts of claims made by GMMS for payment of medical services. See "Part II, Item 1 - Legal Proceedings." As a result, and after a thorough analysis of the Company's efforts to improve the collection rate of GMMS' accounts receivable, $28.9 million in outstanding management fees owing from GMMS, which are secured by such accounts receivable, have been deemed uncollectible and written down during the second quarter by the Company. In addition, the curtailment of the Company's injury related business has resulted in $4.0 million of non-recurring incremental costs associated with collecting GMMS' receivables. The Company also took a $6.1 million charge against earnings in the third quarter related to GMMS for certain severance, lease termination and other costs, and the write off of assets related to the medical offices that serviced GMMS' medical practice.

      As a result of the Company's implementation of a plan to improve its cost structure and disassociate from its full service clients' underperforming medical practices, the Company and its clients decided to close certain medical practices as well as reduce the carrying amount of impaired long-lived assets (i.e. advances for acquisitions and good-will) to their fair value. The charges associated with the write off of these long-lived assets are included in the Company's results of operations for the three and nine month periods ended September 30, 1998 under "Non-Recurring charges." As a result of the closing of these offices and, after a thorough analysis of the Company's efforts to improve the collection rate of its full service clients, the Company wrote off during the second quarter approximately $10.8 million in outstanding management fees, which have been deemed to be uncollectible. The Company also took an $11.4 million charge against earnings during the third quarter of 1998 relating to, among other things, the closing of additional medical offices by full service clients, and certain lease termination, severance and other costs in connection with the Company's operations at these offices.

      From July 1996 through the beginning of 1998, the Company had conducted an active acquisition program using both cash and stock as consideration in its transactions. More recently, however, because of the decline in the price of the Company's common stock and its cash flow deficit from operations, the Company has been forced to substantially curtail its acquisition program. Accordingly, the Company has determined that its most likely vehicle for growth in the near term will be from the internal expansion of its full service clients currently under management and the expansion of its other businesses: Consumer Health Network, the provision of MRI and other diagnostic imaging equipment to third parties, billing and collection services, and the accounts receivable financing of CMIC. The curtailment of the Company's acquisition program and shift to internal expansion will likely have a material adverse effect on the Company's growth of revenue.

      Certain deferred acquisition payments are payable in the event certain full service clients attain predetermined financial targets during established periods of time following the acquisitions. In connection with such deferred payments, the Company issued 780,000 shares of common stock and paid cash of $200,000 during the third quarter, and expects to pay cash of $300,000 and issue $400,000 in shares of common stock during the third quarter. The Company does not expect, based on current analysis of financial targets, make additional payments or issue shares of common stock, in an amount which will have a material impact on the Company's financial condition or results of operations prior to December 31, 1998.

      The Company has recognized a full tax benefit for the net operating loss incurred in the second quarter of 1998. However, the Company has recognized no additional tax benefit for the net operating loss incurred in the third quarter of 1998. The net operating loss expires in 2018. To the extent that there is an ownership change pursuant to Section 382 of the Internal Revenue Code, or the Company does not recognize sufficient taxable income to utilize the net operating loss, annual limitations and/or an increase in valuation allowance may be required in the future. To preserve cash for operations, the Company ceased making estimated income tax payments for federal and state purposes in the second quarter of 1997. The Company is currently delinquent with respect to its 1997 income tax liabilities and may incur penalties and interest, accumulated through the second quarter of 1998, of as much as $1,000,000 when its liabilities are ultimately paid.

      The Company's cash flow deficit from operations was $26,222,000 for the nine month period ended September 30, 1998. As previously announced, the Company has completed its review of the expenses it incurs as well as the expenses of its full service clients. The Company and its full service clients have made significant reductions of those expenses. Further expense reductions are being studied and, after additional consultation with its clients, may be implemented in the fourth quarter of 1998 and the first quarter of 1999. Although the Company has had significant success reducing its expenses, it does not currently anticipate achieving its previously announced goal of positive cash flow from operations during the fourth quarter of 1998. Although there can be no assurance, the Company's objective is to achieve sustainable positive cash flows from operations during the first quarter of 1999.

      The Company believes that cash and marketable securities, including the proceeds of its February 1998 offering, cash flow from operations reflecting the expense reductions discussed above, and additional borrowings from DVI or another lender will enable it to meet its working capital and capital expenditure requirements through the third quarter of 1999. In addition, the Company is exploring other options of raising capital, either through the sale of one or more of its businesses, accounts receivable or the sale of equity or debt securities. However, the Company's inability to successfully execute its expense reduction plan and/or failure to collect amounts due from its clients could adversely effect the Company's ability to meet its working capital and capital expenditure requirements.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

      On May 19, 1998, Tenbroeck Management, Corp., a wholly owned subsidiary of the Company ("TMC"), sent notice to Tenbroeck Medical Associates, P.C., a full service client ("TMA"), that TMA was in default under its management agreement for failing to pay fees and that TMC intended to terminate the agreement within forty-five days if the fees were not paid in full. On June 23, 1998, TMC sent a second notice of default to TMA identifying July 5, 1998 as the termination date. As of April 30, 1998, the aggregate management fees owed to TMC were approximately $1.15 million. On June 26, 1998, TMA brought an action against TMC, the Company and certain officers of the Company in the Supreme Court of the State of New York, New York County, seeking a preliminary injunction and temporary restraining order to compel TMC to continue to provide physician practice management services to TMA and at least $10.0 million dollars in unspecified damages. On July 16, 1998, the defendants filed a motion to dismiss the action for failure to state a claim. On July 23, 1998, the Court denied TMA's motion to compel continued services and granted a preliminary injunction restraining TMC from taking any action that would harm TMA. On August 12, 1998, TMA filed an amended complaint adding various causes of action and deleting certain officers as named defendants. On September 11, 1998, TMC filed a motion to compel arbitration and seeking to recover its outstanding management fees as well as $1.8 million in liquidated damages. On September 29, 1998, TMA filed a cross-motion seeking to stay arbitration. The Company believes this action is without merit and intends to defend itself vigorously. Although the Company believes that the ultimate resolution of this matter is not likely to have a material adverse effect on the Company, there can be no assurance that this matter, if adversely determined, would not have a material adverse effect on the Company.

      On June 22, 1998, GMMS commenced suit against several insurance carriers in the Supreme Court of the State of New York, Kings County, seeking a declaratory judgement and preliminary injunction against such carriers. The carriers have denied substantial amounts of claims made by GMMS for payment of medical services rendered under New York's no-fault insurance laws arguing that GMMS does not technically exist because the name on its invoice uses an assumed name with a corporate identifier. On July 28, 1998, the court denied granting a preliminary injunction as to certain claims that have already been filed in arbitration by GMMS. The court, however, ruled that GMMS is entitled to seek a declaratory judgement in its favor in connection with numerous denied claims that were not submitted to arbitration. The Company believes that such denials are not proper and, along with other similar actions taken by insurance carriers, have resulted in delays of payment of substantial amounts of accounts receivable of GMMS, and accordingly resulted in GMMS' inability to pay the Company's management fees. In turn, GMMS' inability to pay the Company's management fees has adversely effected the Company's financial condition. See "Notes to Condensed Consolidated Financial Statements - Non-Recurring Charges."

      The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company' consolidated results of operations or financial condition.

Item 2. Changes in Securities

      The following table indicates all unregistered sales of the Company's Common Stock during the quarter ended September 30, 1998 pursuant to Section 4(2) of the Securities Act of 1933, as amended:


Shareholder                   Purpose         Date                No. of Shares
-----------                   -------         ----                -------------
Kenneth  S.  Schwartz, M.D.   Acquisition     August 18, 1998          4,288
Stanley Weber                 Acquisition     August 18, 1998         11,601
425 Associates                Acquisition     August 18, 1998         48,154
Alexander Levin, M.D.         Acquisition     September 1, 1998      780,000

Item 5. Other Information.

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

      On August 13, 1998, the Board of Directors approved the terms of an agreement between the Company, GMMS and Lawrence Shields, M.D. pursuant to which Dr. Shields shall cooperate with the Company in its efforts to collect GMMS' accounts receivable that secure the Company's outstanding management fees owed from GMMS. Subject to negotiation and execution of a definitive agreement, Dr. Shields shall be entitled to receive an amount equal to 15% of the collected receivables up to an aggregate of $950,000 and work as an independent contractor for one year for another full service client of the Company for $150,000. As of November 16, 1998, the Company and Dr. Shields were still negotiating the final terms and conditions of such agreement.

      On September 23, 1998, the Compensation Committee of the Board of Directors approved a severance arrangement with David R. Jacaruso, the former Vice Chairman and former President of the Company, entitling Mr. Jacaruso to nine months severance from August 28, 1998 in exchange for his full release of the Company from any liability.

      On November 3, 1998, the New York Stock Exchange, Inc. ("NYSE") notified the Company that the aggregate market value of the Company's publicly held shares had fallen below the NYSE's continue listing criteria. In determining the appropriateness of the continued listing of the Company's securities, the NYSE has indicated that it will give consideration to any definitive action that the Company would propose to take that would bring it in line with original listing standards within thirty-six months, provided that the Company demonstrates movement towards such standards within eighteen months. The Company has had discussions with the NYSE and plans to take all steps necessary to satisfy the continued listing criteria, however, there can be no assurance that the Company will achieve this goal within the necessary time frames.

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


      Date:                      COMPLETE MANAGEMENT, INC.
                                 -----------------------------------------------
                                 (Registrant)


      November 23, 1998          /s/ STEVEN RABINOVICI
      -----------------          -----------------------------------------------
                                 Steven Rabinovici
                                 Chairman, Chief Executive Officer and President


      November 23, 1998          /s/ RONALD F. MATTHEWS, JR
      -----------------          -----------------------------------------------
                                 Ronald F. Matthews, Jr.
                                 Chief Financial and Accounting Officer